Form 10QSB
period 2007-03-31
Duke Mountain Resources, Inc
filed 2007-10-01
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-QSB

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended  March 31, 2007

 [  ]        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________ to __________

Commission File Number 333-140177

 DUKE MOUNTAIN RESOURCES, INC.

 (Exact name of Small Business Issuer as specified in its charter)

Nevada	980503336
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

 701 Fifth Ave, Suite 4200, Seattle, WA 98104

 (Address of principal executive offices)

 (778) 329-2200

 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes   [  X ] No

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes  [  ] No

 There were 11,405,000 common shares outstanding of as of March 31, 2007.

 Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

CONTENTS

  PART I - FINANCIAL INFORMATION

 Item 1     Financial Statements

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDERS DEFICIENCY

STATEMENTS OF CASHFLOWS

NOTES TO FINANCIAL STATEMENTS

PAGE 5 & 6

ITEM 2. MANAGEMENTS DISCUSSION AND

PAGE 7 & 8

ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

DUKE MOUNTAIN RESOURCES, INC

FINANCIAL STATEMENTS

MARCH 31, 2007

CONTENT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDERS DEFICIENCY

STATEMENTS OF CASHFLOWS

NOTES TO FINANCIAL STATEMENTS

PAGE 5 & 6

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

STATEMENT OF OPERATIONS

For the three month period ended March 31, 2007 and from (Inception) May 3, 2006 through March 31, 2007

(unaudited)

          Three months ended

               From Inception

March 31, 2007

(May 3, 2006) to March 31, 2007

Revenue

$

-

$

  -

Operating and administrative expenses

Advertising and promotional

-

886

Interest and bank charges

40

220

Licenses and fees

           213

908

Loss from foreign exchange

-

  53

Office

        5,596

          7,156

Professional fees

___17,378

___  28,231

                                                                                                              23,227

         37,455

Other income

____ 1,440

          2,964

Net loss for the period

             $   (21,787)

$    (34,491)

Basic and diluted net loss per common share

             $     (0.00)

Weighted average number of common shares outstanding           11,405,000

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

STATEMENTS OF SHAREHOLDER’S DEFICIENCY

from Inception (May 3, 2006) to March 31, 2007

(unaudited)

Deficit

          Accumulated

           During the

     Total

       Common Stock

       Additional               Exploration

 Shareholder’s

Shares

Amount

     Paid-in Capital

Stage

    Deficiency

Balances, May 3, 2006

        -

$      -

      $

-

$       -

$

-

   Common stock issued for cash in private

    placement, May 3, 2006

 10,000,000

10,000

10,000

   Common stock issued for cash in private

    placement, May 19, 2006

   1,000,000

  1,000

49,000

50,000

   Common stock issued for cash in private

   Placement, May 31, 2006

      405,000

     405

             161,595

                           162,000

   Net loss

(12,704)

            (12,704)

          __________  ________  __________  _________  ____________

Balances, December 31, 2006

11,405,000

11,405

210,595

(12,704)

             209,296

Net loss

(21,787)

             (21,787)

___________

_________

___________

____________

______________

Balances, March 31, 2007

11,405,000

$11,405

$210,595

$(34,491)

$           187,509

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

STATEMENTS OF CASH FLOWS

For the three month period ended March 31, 2007 and from (Inception) May 3, 2006 through March 31, 2007

(unaudited)

From inception

(May 3, 2006)

March 31, 2007

to March 31, 2007

Cash Flows from Operating Activities

Net loss for the period

$

(21,787)

$

(34,491)

Changes in operating assets and liabilities

Accounts payable

     (515)

Interest receivable

      329

________________

__________________

Net cash flows from operating activities

(21,973)

(34,491)

Cash Flows from Investing Activity

Investment in mineral rights

-

(40,000)

Cash Flows from Financing Activity

Proceeds from private placement

-

222,000

________________

___________________

Increase (decrease) in cash and cash equivalents

(21,973)

147,509

Cash and cash equivalents, beginning of period

169,482

      -

________________

___________________

Cash and cash equivalents, end of period

$

147,509

$

147,509

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  The Company and Significant Accounting Policies

Organization

Duke Mountain Resources, Inc. ("Duke Mountain"), a Nevada Corporation, was formed on May 3, 2006 as a mineral exploration and development company focused on the acquisition, exploration, and the development of gold, silver and base metal properties in which it holds an interest.

Duke Mountain controls over 1,045 hectares of mineral claims.

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006, and the results of operations for the three months ended March 31, 2007 and the period from May 3, 2006 (inception) through March 31, 2007, and cash flows for the three months ended March 31, 2007 and from May 3, 2006 (inception) through March 31, 2007.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2006 audited financial statements.

Going Concern

Duke Mountain is a young company and has incurred net operating losses since its inception on May 3, 2006.  Duke Mountain's ability to continue as a going concern is dependent on obtaining additional financing and/or achieving a sustainable profitable level of operations.  Duke Mountain expects to obtain additional financing through the issuance of additional equity securities.  This will dilute the interests of current shareholders.

Cash & Cash Equivalents

Cash and cash equivalents include bank deposits and a term deposit with an original maturity date of three months or less. Duke Mountain occasionally has cash with financial institutions in excess of insured limits.

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of March 31, 2007, there were no mining activities, so there has been no amortization.

All other costs related to the exploration and development of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Note 2.  Related Party Transactions

On May 19, 2006 and June 16, 2006 the President & CEO of Duke Mountain acquired three mineral claims on the Company's behalf.  Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since Duke Mountain is a Nevada Corporation, the President & CEO is holding the mineral claims in trust, until Duke Mountain requests the transfer.

On May 13, 2006, Duke Mountain completed a private placement with the President & CEO where by 10,000,000 shares were purchased for $10,000 at $0.001 per share.

Note 3.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by Duke Mountain is primarily due to Duke Mountain's full valuation allowance against its deferred tax assets.  As of March 31, 2007, Duke Mountain did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

Duke Mountain has tax losses of approximately $22,000 for the three months ended March 31, 2007 which are available to reduce future taxable income.  The tax losses expire in 2027. Tax losses of approximately $12,000 were incurred for the period ended December 31, 2006. The tax losses for the period ended December 31, 2006 expire in 2026.

The deferred tax asset associated with the tax loss carryforward is approximately $3,300 for the period ended March 31, 2007 and approximately $1,900 for the period ended December 31, 2006.  A full valuation allowance has been set up against the deferred tax asset.

Note 4.  Private Placement

On May 19, 2006, Duke Mountain completed a private placement for $50,000 where investors purchased 1,000,000 shares for $0.05 per share.  On May 31, 2006 a second private placement was completed for $162,000 where investors purchased 405,000 shares for $0.40 per share.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Cautionary Note Regarding Forward Looking Statements

 This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, silver and lead, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as may”, will”, should”, expect”, plan”, intend”, anticipate”, believe”, estimate”, predict”, potential” or continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially. In evaluating these statements, you should consider various factors. These factors may cause our actual results to differ materially from any forward-looking statement. While these forward-looking statements are made in good faith and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any future performance suggested herein.

 General

 The following discussion and analysis should be read in conjunction with our financial statements (and notes related thereto) appearing elsewhere in this report.

 Plan of Operations

 Over the next year our plan of operations is to complete the following objectives within the specified time periods, subject to our obtaining the necessary funding for the continued exploration of our 3 properties:

We plan to conduct phase one of our recommended exploration program on our Goldstar property. Phase one will consist of reconnaissance geological mapping, prospecting and sampling. This phase will commence in the next three months, but the exact time is dependant on the availability of personnel, weather and equipment. This phase is estimated to cost $18,000. If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. This phase is estimated to cost $66,000. We anticipate that this phase would begin in mid 2008.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $133,000. This phase could be commenced as early as fall 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We plan to conduct phase one of our recommended exploration program on our Rosewall Gold property. Phase one will consist of reconnaissance geological mapping, prospecting and sampling. This phase will commence in the next six months, but the exact time is dependant on the availability of personnel, weather and equipment. This phase is estimated to cost $13,600. If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. This phase is estimated to cost $66,372. We anticipate that this phase would begin in mid 2008.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $133,000. This phase could be commenced as early as fall 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We plan to conduct phase one of our recommended exploration program on our Waterloo Creek property. Phase one will consist of reconnaissance geological mapping, prospecting and sampling. This phase will commence in the next six months, but the exact time is dependant on the availability of personnel, weather and equipment. This phase is estimated to cost $22,000.

If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, soil and silt geochemical survey, IP survey and establishment of drill and rock trenching target. This phase is estimated to cost $88,000. We anticipate that this phase would begin in mid 2008.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $155,000. This phase could be commenced as early as fall 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We anticipate spending approximately $4,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.

As of March 31, 2007, we had cash reserves of $147,509 and as of December 31, 2006, we had cash reserves of approximately $169,811. We anticipate this to be enough to cover the costs  for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock. However, we are arranging for a registration statement by filing a Form SB-2 to raise up to $400,000 and additional amount of $500,000 and $550,000 from the exercising of two Warrants from the unit offering. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund  our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

 Should such a situation arise, we may consider entering into a joint venture arrangement to provide the required funding to continue our development of our mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we elected to pursue a joint venture partner, there is no assurance that any other party would want to enter into a joint venture agreement with us. If we entered into a joint venture agreement, we would likely have to assign a percentage of our interest in our mineral claims to our joint venture partner.

 Future Financing

 We anticipate continuing to rely on equity sales of our common stock to finance our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

 Off-Balance Sheet Arrangements.   We do not have any off-balance sheet arrangements.

 Item 3     CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures.   Management, including our Chief  Executive Officer and Principal Accounting Officer Herdev S. Rayat,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Principal Accounting Officer completed her evaluation.

 (b) Changes in Internal Control Over Financial Reporting.   Our Chief Executive Officer and Principal Accounting Officer Herdev S. Rayat  has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

PART II – OTHER INFORMATION

 Item 1     LEGAL PROCEEDINGS.

 None.

 Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 None

 Item 3     DEFAULTS UPON SENIOR SECURITIES.

 None.

 Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 None.

 Item 5     OTHER INFORMATION .

 There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

 Item 6     EXHIBITS

Exhibit 31	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  October 1, 2007

 DUKE MOUNTAIN RESOURCES, INC.

 By: _ /s/ Herdev S. Rayat_______________

 Name:  Herdev S. Rayat

 Title: President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director

Exhibit 31

CERTIFICATIONS

I, Herdev S. Rayat, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Duke Mountain Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

 5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

 (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 Date: October 1, 2007

 __ /s/ Herdev S. Rayat __________________

 Herdev S. Rayat

 President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director

Exhibit 32

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-QSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Herdev S. Rayat, President and Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 1. The Report duly complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 _ /s/ Herdev S. Rayat _________________

 Herdev S. Rayat

 President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director