Form 10QSB
period 2007-06-30
Duke Mountain Resources, Inc
filed 2007-10-01
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-QSB

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended  June 30, 2007

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

 (778) 329-2200

 (Issuer's telephone number)

Check  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes   [ X ] No

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes  [  ] No

 There were 11,405,000 common shares outstanding of as of June 30, 2007.

 Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

CONTENTS

PART I - FINANCIAL INFORMATION

 Item 1     Financial Statements

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDERS DEFICIENCY

STATEMENTS OF CASHFLOWS

NOTES TO FINANCIAL STATEMENTS

PAGE  5 & 6

ITEM 2. MANAGEMENTS DISCUSSION AND

PAGE 7 & 8

ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

DUKE MOUNTAIN RESOURCES, INC.

FINANCIAL STATEMENTS

JUNE 30, 2007

CONTENT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDER DEFICIENCY

STATEMENTS OF CASHFLOWS

NOTES TO FINANCIAL STATEMENTS

PAGE 5 & 6

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

STATEMENTS OF OPERATIONS

For the 58 day period ended June 30, 2006 and the three and six month periods ended June 30, 2007 and from (Inception) May 3, 2006 through June 30, 2007  (unaudited)

Three months ended

58 days ended

six months ended

From Inception (May 3, 2006)

     June 30, 2007

June 30, 2006

   June 30, 2007

         to June 30, 2007

Revenues

$

-

$

-

$

-

$

-

Operating and administrative expenses

Advertising and promotional

357

-

357

1,243

Interest and bank charges

 24

25

 64

   244

Loss on foreign exchange

-

-

-

     53

Licenses and fees

1,743

125

             1,956

2,651

Office

1,088

503

             6,567

8,126

Professional fees

              13,336

             5,000                     30,714

              41,569

Utilities

   500

-

 618

   618

              17,048

             5,653

            40,276

               54,504

Other income

                1,588

-

              3,028

                 4,552

Net loss for the period

$          (15,460)

$         (5,653)

   $     (37,248)

    $       (49,952)

Basic and diluted net loss per common share

$

(0.00)

$

(0.00)

   $

(0.00)

Weighted average number of common shares

        11,405,000

                          10,940,603

        11,405,000  __

Outstanding

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

STATEMENTS OF SHAREHOLDER’S DEFICIENCY

from Inception (May 3, 2006) to June 30, 2007

(unaudited)

Deficit

          Accumulated

           During the

     Total

       Common Stock

       Additional               Exploration

 Shareholder’s

Shares

Amount

     Paid-in Capital

Stage

    Deficiency

Balances, May 3, 2006

        -

$      -

      $

-

$       -

$

-

   Common stock issued for cash in private

    placement, May 3, 2006

 10,000,000

10,000

10,000

   Common stock issued for cash in private

    placement, May 19, 2006

   1,000,000

  1,000

49,000

50,000

   Common stock issued for cash in private

   Placement, May 31, 2006

      405,000

     405

             161,595

                           162,000

   Net loss

(12,704)

            (12,704)

          ___________  _________  ___________  ____________  ______________

Balances, December 31, 2006

11,405,000

11,405

210,595

(12,704)

             209,296

Net loss

(37,248)

             (37,248)

___________

_________

___________

____________

______________

Balances, June 30, 2007

11,405,000

$11,405

$210,595

$(49,952)

$           172,048

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

STATEMENTS OF CASH FLOWS

For the six month period ended June 30, 2007 and from (Inception) May 3, 2006 through June 30, 2007

(unaudited)

From inception

(May 3, 2006)

  June 30, 2007

to June 30, 2007

Cash Flows from Operating Activities

Net loss for the period

$

(37,248)

$

(49,952)

Changes in operating assets and liabilities

Accounts payable

     (515)

Interest receivable

      329

________________

__________________

Net cash flows from operating activities

(37,434)

(49,952)

Cash Flows from Investing Activity

Investment in mineral rights

-

(40,000)

Cash Flows from Financing Activity

Proceeds from public offering

92,600

  92,600

Proceeds from private placement

-

222,000

________________

___________________

Net cash flows from financing activities

92,600

314,600

Increase (decrease) in cash and cash equivalents

  55,166

224,648

Cash and cash equivalents, beginning of period

169,482

      -

________________

___________________

Cash and cash equivalents, end of period

$

224,648

$

224,648              -

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

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, and the results of operations for the 58 day period ended June 30, 2007 and the three and six months ended June 30, 2007, and the period from May 3, 2006 (inception) through June 30, 2007, and cash flows for the six months ended June 30, 2007 and from May 3, 2006 (inception) through June 30, 2007.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2006 audited financial statements.

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

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed.  Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of June 30, 2007, there were no mining activities, so there has been no amortization.

All other costs related to the exploration and development of unproven properties are expensed as incurred.

Deposits Held

On April 5, 2007 the Company began offering 1,000,000 units at a price of $0.40 per unit. Each unit consisted of one common share, one class A warrant to purchase a common share at $0.50 per share for a period of 60 months from date of issuance and one class B warrant to purchase one common share at $0.55 per share for a period of 60 months from date of issuance.

In the event that 500,000 units are not sold within 180 days, all money received by the Company will be promptly refunded to the subscribers without interest or deduction of any kind. At June 30, 2007, $92,600 had been received and is being held as a deposit by the Company. If more than 500,000 units are sold within 180 days, all money received by the Company will be retained and there will be no refund.  As of August 24, 2007, 500,000 units had been sold.

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

Note 3.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by Duke Mountain is primarily due to Duke Mountain's full valuation allowance against its deferred tax assets.  As of June 30, 2007, Duke Mountain did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

Duke Mountain has tax losses of approximately $37,000 for the six months ended June 30, 2007 which are available to reduce future taxable income.  The tax losses expire in 2027. Tax losses of approximately $12,000 were incurred for the period ended December 31, 2006. The tax losses for the period ended December 31, 2006 expire in 2026.

The deferred tax asset associated with the tax loss carryforward is approximately $5,600 for the period ended June 30, 2007 and approximately $1,900 for the period ended December 31, 2006.  A full valuation allowance has been set up against the deferred tax asset.

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

As of June 30, 2007, we had cash reserves of $224,648 and as of March 31, 2007, we had cash reserves of approximately $147,509.  The increase in cash of $77,139 was from financing activities for six months ending  June 30, 2007.We anticipate this to be enough to cover the costs  for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock.  As of April 5, 2007 we have started to raise up to $400,000 and additional amount of $500,000 and $550,000 from the exercising of two Warrants from the unit offering from our SB-2 Registration Statement. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 3     CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures.   Management, including our Chief  Executive Officer and Principal Accounting Officer Herdev S. Rayat,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.

 (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1     LEGAL PROCEEDINGS.

 None.

 Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 For the period ended June 30, 2007. We raised $92,600 from a public offering.

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

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Herdev S. Rayat, President and Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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