Form 10QSB
period 2007-09-30
Duke Mountain Resources, Inc
filed 2007-11-14
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-QSB

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2007

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

 There were 12,165,000 common shares outstanding of as of September 30, 2007.

 Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

CONTENTS

PART I - FINANCIAL INFORMATION

 Item 1     Financial Statements

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDERS DEFICIENCY

STATEMENTS OF CASHFLOWS

NOTES TO FINANCIAL STATEMENTS

PAGE  5 & 6

ITEM 2. MANAGEMENTS DISCUSSION AND

PAGE 7 & 8

ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

DUKE MOUNTAIN RESOURCES, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

CONTENT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDER DEFICIENCY

STATEMENTS OF CASHFLOWS

NOTES TO FINANCIAL STATEMENTS

PAGE 5 & 8

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(unaudited)

        September 30, 2007  December 31, 2006

ASSETS

Current Assets

Cash & cash equivalents

$

419,631

$

169,482

Other

         95

       329

Total current assets

419,726

169,811

Mineral Rights

  40,000

  40,000

Total assets

$

459,726

$

209,811

LIABILITIES & SHAREHOLDER’S DEFIENCY

Current Liabilities

Accounts payable

$

-

$

      515

Accrued interest

                2,166

 ______________

Total current liabilities

 2,166

      515

Shareholder’s Equity

Common stock, $.001 par value: (76,000,000 shares authorized,

12,165,000 issued and outstanding at September 30, 2007and 11,405,000 at December 31, 2006)

12,165

 11,405

Additional paid-in capital

              513,835

               210,595

Deficit accumulated during the exploration stage

              (68,440)

               (12,704)

Total shareholder’s deficiency

457,560

  209,296

Total liabilities and shareholder’s deficiency

$

459,726

$              209,811

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and 150 day period ended September 30, 2006 and the three and nine months ended September 30, 2007 and from (Inception) May 3, 2006 through September 30, 2007 (unaudited)

Three months ended

Three months ended

Nine months ended

150 days ended

From Inception May 3, 2006)  to

 September 30, 2007   September 30, 2006

September 30, 2007

September 30, 2006

         September 30, 2007

Revenues

$

  -

$

  -

$

-

$

 -

         $

  -

Operating and administrative expenses

Advertising and promotional

   889

  887

               1,246

 887

2,132

Interest and bank charges

   140

    41

204

   66

   384

Loss on foreign exchange

   -

   -

-

   -

     53

Licenses and fees

3,028

  230

               4,984

 355

5,679

Office and miscellaneous

   950

  427

               7,516

                   930

9,076

Professional fees

                14,158

                               44,873

                 5,000

                55,727

Utilities

   655

      -

               1,273

                        -

                  1,273

                19,820

                 1,585

             60,096

                 7,238

                74,324

Other income

1,332

      -                           4,360

                        -

5,884

Net loss for the period

$             (18,488)        $             (1,585)       $            (55,736)

  $            (7,238)          $           (68,440)

Basic and diluted net loss per common share

 $

(0.00)

$

(0.00)      $                 (0.00)

Weighted average number of common shares        11,735,435                   11,000,000

         11,516,355

        11,000,000

Outstanding

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIENCY

from Inception (May 3, 2006) to September 30, 2007

(unaudited)

Deficit

          Accumulated

           During the

     Total

       Common Stock

       Additional               Exploration

 Shareholder’s

Shares

Amount

     Paid-in Capital

Stage

    Deficiency

Balances, May 3, 2006

        -

$      -

      $

-

$       -

$

-

   Common stock issued for cash in private

    placement, May 3, 2006

 10,000,000

10,000

10,000

   Common stock issued for cash in private

    placement, May 19, 2006

   1,000,000

  1,000

49,000

50,000

   Common stock issued for cash in private

   Placement, May 31, 2006

      405,000

     405

             161,595

                           162,000

   Net loss

(12,704)

            (12,704)

            _________  ________      _________     _______    ______________

Balances, December 31, 2006

11,405,000

11,405

210,595

(12,704)

             209,296

Net loss

(37,248)

             (37,248)

Common stock issued for cash in public

Offering , August 29, 2007

     760,000

     760

303,240

304,000

Net loss

(55,736)

 (55,736)

Balances, September 30, 2007

12,165,00           $ 12,165

            $513,835              $

(68,440)

$

 457,560

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the 150 day period ended September 30, 2006, for the nine month period ended September 30, 2007 and from (Inception) May 3, 2006 through September 30, 2007

(unaudited)

           From inception

150 day period ended

(May 3, 2006) to

    September 30,206    September 30, 2007  September 30, 2007

Cash Flows from Operating Activities

Net loss for the period

$

  (7,238)

$

(55,736)

$

 (68,440)

Changes in operating assets and liabilities

Accounts payable

        -

     (515)

          -

Other current assets

 10,000

       234

        (95)

Accrued interest

        -

    2,166

     2,166

________________

__________________

_________________

Net cash flows from operating activities

   2,762

(53,851)

  (66,369)

Cash Flows from Investing Activity

Investment in mineral rights

(40,000)

-

 (40,000)

Cash Flows from Financing Activity

Proceeds from public offering

212,000

304,000

304,000

Proceeds from private placement

     -

      -

222,000

________________

___________________

_________________

Net cash flows from financing activities

212,000

304,000

526,000

Increase in cash and cash equivalents

174,762

250,149

419,631

Cash and cash equivalents, beginning of period

       -

 169,482

      -

________________

___________________

__________________

Cash and cash equivalents, end of period

$

174,762

$

419,631                 - $

419,631____

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

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc.

Duke Mountain controls over 1,045 hectares of mineral claims.

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, and the results of operations for the three months 150 day period ended September 30, 2006 and the three and nine months ended September 30, 2007,  and the period from May 3, 2006 (inception) through September 30, 2007, and cash flows for the 150 day period ended September 30, 2006, for the nine months ended September 30, 2007 and from May 3, 2006 (inception) through September 30, 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2006 audited financial statements.

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

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed.  Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of September 30, 2007, there were no mining activities, so there has been no amortization.

All other costs related to the exploration and developments of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

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

Note 2.  Related Party Transactions

On May 19, 2006 and June 16, 2006 the President & CEO of Duke Mountain acquired three mineral claims on the Company's behalf.  Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since Duke Mountain Resources, Inc., is a Nevada Corporation, the President & CEO is holding the mineral claims in trust, until the fourth quarter when the mineral rights will be transferred to the Canadian subsidiary Duke Mountain Resources Canada, Inc.

On May 13, 2006, Duke Mountain completed a private placement with the President  & CEO where by 10,000,000 shares were purchased for $10,000 at $0.001 per share.

Note 3.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by Duke Mountain is primarily due to Duke Mountain's full valuation allowance against its deferred tax assets.  As of September 30, 2007, Duke Mountain did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

Duke Mountain has tax losses of approximately $56,000 for the nine months ended September 30, 2007, which are available to reduce future taxable income.  The tax losses expire in 2027. Tax losses of approximately $12,000 were incurred for the period ended December 31, 2006. The tax losses for the period ended December 31, 2006 expire in 2026.

The deferred tax asset associated with the tax loss carryforward is approximately $8,400 for the period ended September 30, 2007 and approximately $1,900 for the period ended December 31, 2006.  A full valuation allowance has been set up against the deferred tax asset.

Note 4.  Private Placement

On May 19, 2006, Duke Mountain completed a private placement for $50,000 where investors purchased 1,000,000 shares for $0.05 per share. On May 31, 2006 a second private placement was completed for $162,000 where investors purchased 405,000 shares for $0.40 per share.

Note 5. Public Offering

On October 31, 2007, Duke Mountain Resources, Inc., completed a public offering in which $304,000 was raised during the third quarter where investors purchased 760,000 units for $0.40 per unit. Each unit consisted of one common share, one class A warrant to purchase a common share at $0.50 per share for a period of 60 months from date of issuance and one class B to purchase one common share at $0.55 per share for a period of 60 months from date of issuance.

Based on the relatively early stages of development of Duke Mountain Resources, Inc., the warrants were not considered to have significant value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, silver and lead, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as "may”, will”, should”, expect”, plan”, intend”, anticipate”, believe”, estimate”, predict”, potential” or continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially. In evaluating these statements, you should consider various factors. These factors may cause our actual results to differ materially from any forward-looking statement. While these forward-looking statements are made in good faith and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any future performance suggested herein.

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

As of September 30, 2007, we had cash reserves of $419,631 and as of June 30, 2007, we had cash reserves of approximately $224,648.  The increase in cash of $194,983 was from financing activities for nine months ending  September 30, 2007.We anticipate this to be enough to cover the costs  for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock.  As of April 5, 2007 we had commenced to raise up to $400,000, as of September 30, 2007, we have been able to raise $304,000 and in the future additional amounts of $500,000 and $550,000 from the exercising of two Warrants from this unit offering from our SB-2 Registration Statement, based on selling all 1,000,000 units. We cannot provide investors with any assurance that we will be able to rise sufficient funding from the sale of our common stock to fund our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 3     CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures.   Management, including our Chief  Executive Officer and Principal Accounting Officer Herdev S. Rayat,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of September 30, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.

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

 For the period ended September 30, 2007. We raised $211,400 from a public offering.

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

Date:  November 13, 2007

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

 Date: November 13, 2007

 __ /s/ Herdev S. Rayat __________________

 Herdev S. Rayat

 President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director

Exhibit 32

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Herdev S. Rayat, President and Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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