Form 10-K
period 2007-12-31
Duke Mountain Resources, Inc
filed 2008-04-14
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 333-140177

DUKE MOUNTAIN RESOURCES, INC.

 AND SUBSIDIARY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

980503336

(I.R.S. Employer Identification No.)

1001 SW 5th Avenue, Suite 1100 Portland OR  97204

(Address of principal executive offices)

(778) 329-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

(Title of Each Class)

(Name of exchange on which registered)

None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large Accelerated File

[   ]    Accelerated Filer   [   ]   Non-accelerated Filer

[  ] Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on: $310,000

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $0.001 par value per share	12,180,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

TABLE OF CONTENTS

DUKE MOUNTAIN RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

PAGE

Item 1.

 Business

4

Item 1A.

Risk Factors

14

Item 1B

Unresolved Staff Comments

Item 2.

Properties

20

Item 3.

Legal Proceedings

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

21

Item 6.

Selected Financial Data

21

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

22

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements With Accountants on Accounting

30

and Financial Disclosure

Item 9A.

Controls and Procedures

30

Item 9B.

Other Information

41

PART III

Item 10.

Directors, Executive Officers and Corporate Governance,

41

Item 11.

Executive Compensation

44

Item 12.

Security Ownership of Certain Beneficial Owners and Management

45

and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions, and Director

45

Independence

Item 14.

Principal Accounting Fees and Services

46

PART IV

Item 15.

Exhibits, Financial Statement Schedules

47

Signatures

48

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2007 and specifically in the items entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise incorporated by reference into this document, this report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found in this report under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Item 1. Business,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

The Company

We are a Nevada corporation incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, $0.001 per share. As of December 31, 2007 we had 12,180,000 shares of common stock issued and outstanding.

Our Corporate headquarters are located at 1001 SW 5th Avenue, Suite 1100, Portland Oregon 97204 and 1990 Tolmie Street, Vancouver, BC Canada V6R 4C2. Our telephone number is 778-329-2200 and our facsimile number is 503-220-1815.

Business

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own a 100% interest in three properties. Although exploratory work in the area of our properties conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claims.

We currently own a 100% undivided interest in three mineral properties located in the Province of British Columbia, Canada, that we call the “Goldstar Property,” the “Rosewall Gold Property” and the “Waterloo Creek Property.” Currently there are no known mineral reserves on any of the Goldstar Property, the Rosewall Gold Property or the Waterloo Creek Property.

Our plan of operations is to carry out an initial exploration program on each of our properties in order to ascertain whether any of them posses a commercially exploitable mineral deposit.  We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. As of the date of this report, we commenced our exploration program on one of our properties and completed Phase 1 on the Goldstar Property as described below.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our properties, or, if such deposits are discovered, that we will enter into further substantial exploration programs.

Glossary

The following is a brief glossary of terms and abbreviations which we use in the description of our properties which immediately follows.

Arsenopyrite is a common mineral composed of iron disulphide with a pale brass-yellow color used as an iron ore and in the production of sulfur dioxide for sulfuric acid.

Calc-silicate is a reference to a metamorphic rock consisting mainly of calcite and calcium-bearing silicates.

Calc-slicate is a rock or mineral that is composed of calcium, silicon and oxygen.

Chalcopyrite is a sulphide mineral of copper and iron; it is the most common ore mineral of copper.

Cinnabar is a heavy reddish mercuric sulfide (HgS) that is the principle ore (constituent) of mercury and is used as a pigment.

EM is an acronym for “Electro Magnetic Survey,” which is a survey of the conductive properties of rocks.

Epithermal is a mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals or, more rarely base metals.

Erythrite is a reddish mineral consisting of hydrated cobalt arsenate in monoclinic crystalline form and used in coloring glass; usually found in veins bearing cobalt and arsenic.

Felsic is a term which describes an igneous rock that has a large percentage of light-colored minerals such as quartz, feldspar, and muscovite. It is also used in reference to the magmas from which these rocks crystallize. Felsic rocks are generally rich in silicon and aluminum and contain only small amounts of magnesium and iron.

IP Survey refers to an “induced polarization survey” that is carried out by pulsating electric current into wires set into the ground.

Minfile Occurrence, as a computerizes mineral inventory system, represents a readily accessible information database for describing the nature and distribution of over 12,000 metallic, industrial mineral and coal occurrences within specific geological settings of British Columbia.

MTO refers to “mineral titles online,” which is a process of online title registration permitted in British Columbia.

NSR refers to “net smelter return” which means the aggregate proceeds received by us from time to time from any smelter or other purchaser from the sale of any ores, concentrates, metals or any other material of commercial value produced from the Lilly Claim, whether in testing, partial production or full production, after deducting from such proceeds, costs such as shipping, insurance and smelter penalties.

 Placer Gold is an alluvial deposit of sand and gravel containing gold and other metals.

PPb refers to parts per billion of gold in a lab assay

Pyrite is a common mineral composed of iron disulphide with a pale brass-yellow color used as an iron ore and in the production of sulfur dioxide for sulfuric acid.

Silicified Felsite is a rock containing an abundance of quartz.

Stibnite is a soft grey mineral.

Stockwork Zone an area that has numerous veins and mineralized fractures

Tenure  is title to a mineral claim as assigned by the Ministry of Mines in British Columbia

Tertiary Age is a geological age ranging from 63 million to 2 million years ago.

Tributary is a reference to a stream which flows into a larger stream.

Properties

Acquisition, Description, Location Of and Access to the Goldstar Property

Acquisition

On June 16, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in the Goldstar Property from Mr. James (Jim) Laird of Laird Exploration for $10,000. Our interest in the Goldstar Property is subject to a 3% NSR.  The Goldstar Property does not contain any known reserves.

Location

The Goldstar Property lies along the south valley side of Putnam Creek, within the North Okanagan region of southern British Columbia.  The property is accessed by traveling 15  kilometers north from the town of Lumby, B.C., located on Highway 6.

The Goldstar Property is located on the west slope of Trinity Valley.  The claim area is cut by Putnam Creek, which flows in a steep-sided valley, originating from the Silver Star Mountain area in the west, flowing to the broad terraced Trinity Valley, to the east of the property area. The property elevation lies between 900 to 1100 meters elevation on forested moderately steep slopes. Annual precipitation consists of about 40 centimeters of rainfall and 1.4 meters of snowfall.  Temperatures are warm throughout the summer with winter temperatures averaging around -5° Celsius.

Description

The Goldstar Property consists of two mineral claims representing 22 units (453.2 hectares) that has been staked and recorded.  In British Columbia, each unit equals approximately 20 hectares.  The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Goldstar	4	522570	November 23, 2011
	5	522607	November 24, 2011
Goldstar 3	13	560684	June 15, 2011

Geology

The Goldstar Property area hosts a series of volcanic and sedimentary rocks known as the Nicola Group, which are favorable for the formation of economic mineral deposits.  Significant concentrations of placer gold have been traced to a tributary of Putnam Creek covered by the property.  The immediate source of the gold has not been identified, but is suspected to be quartz veins and silicified zones occurring in the Nicola rocks.

There is little outcrop exposed in the Putnam Creek area, although abundant metamorphosed sedimentary and volcanic rocks are present along the tributary stream bed sampled in 1999.  There are also numerous cobbles of milky white quartz found in the stream bed, but appear to be un-mineralized.  Based upon reports commissioned by us,  the gold found in the area is likely related to a local fault structure containing gold-bearing quartz, which has liberated placer gold concentrations into the tributary creek to Putnam Creek.  The tributary creek is likely the source of the placer gold that has been concentrated within the stream bed of Putnam Creek.

Prior Work

The earliest recorded exploration work on the Goldstar Property area was recorded when placer gold was obtained from reddish gravels of schistose and gneissic rock material in Putnam Creek.  The gold was reported to be heavy and well-rounded and associated with black sand.  In 1936, 155 grams of gold was reported as being recovered from Putnam Creek.  No further work has been recorded from this location since 1936.

The majority of the exploration work was carried out to the west of the gold anomalous tributary creek and did not concentrate on locating the source of the gold found in the tributary creek. A regional stream sediment sampling program in the Putnam Creek area conducted in 1999, resulted in consistently anomalous gold values.  Of the 5 samples collected along the tributary stream all were considered moderately to highly anomalous for gold.

Proposed Exploration Program Based Upon the Conclusions of Geological Report

Our exploration program for the Goldstar Property is composed of three results-contingent stages. Our main exploration focus for the Goldstar Property involves exploration for the source of gold as found in stream samples taken from the main tributary creek to Putnam Creek.  We expect to thoroughly prospect the tributary creek area for gold-bearing quartz float or possible quartz-bearing outcrops. A program of close-spaced stream silt sampling will be carried out throughout all branches of the tributary stream bed, to provide a better focus than has been obtained by previous cursory exploration programs.

If target areas are located, a close-spaced survey grid be established, consisting of 25 to 50 meter line spacing’s with 25 meter station intervals. Within this survey grid, detailed geological and prospecting evaluations will be carried out along with commensurate soil sampling and/or geophysical survey programs.  Based on a compilation of these results, if warranted, a diamond drill program will be designed to explore and define the potential resources.

The approximately $245,372 cost of this exploration and development program is presented in three results-contingent stages set forth below. This means that  our decision to proceed to the next phase of exploration activity will depend on whether, in the view of an independent geologist to be engaged by us, the results of the prior exploration phase activity warrants continuation of the proposed exploration program

Phase 1 Work and Cost Estimate

We have completed the Phase 1 of our exploration program which consisted of prospecting, a geological examination of any outcrops encountered, 10 pan samples and 2 rock samples taken. The rock samples were taken from shear-hosted 30 cm. wide quartz veins located at Minfile occurrence # 082LSE 071.

The rock samples GSRS-1 and 2 contained trace amounts of sphalerite, galena and pyrite, but showed trace to sub-economic precious and base metal values when assayed.

Ten pan concentrate samples, GSPS-1 to 10, were taken from active sites within drainages identified previously as containing significant amounts of gold.  Samples 1 through 9 consisted of 2-3 pans of active sediment from depths up to 50 cm.  Little or no heavy materials such as magnetite or sulphides were present in the samples, and no gold was observed.

A small amount of specular hematite was observed in the pan samples taken from Putnam Creek itself.  No significant gold values were detected by assay in samples GSPS-1 to 9.  Sample GSPS-10 was a later re-take at sample site GSPS-7, using a modified sample methodology.  This site had provided highly anomalous results in the earlier Brican and Teck programs.

GSPS-10 was taken from an active stream site, from a one-meter deep by one-meter square hand-dug hole.  Four pans of material were panned down to fines, and again no visible gold, magnetite or sulphides were seen.  However, the sample assayed 221 ppb gold, comparable to the Teck results.  During sampling, it was noted that the surficial gravels contain a large amount of argillaceous materials, with lesser andesite and unmineralized white quartz cobbles.  Active logging upstream from the sample sites and recent high water flows may have contributed to covering the gold-bearing sediment with lighter materials.  Future pan sampling programs should take this possibility into account by hand-digging sample holes at least one meter deep.

Our consulting geologists have advised that the main exploration focus for the Goldstar Property going forward should involve exploration for the source of gold as found in pan samples taken from the main tributary creek to Putnam Creek, and the placer gold concentrations in Putnam Creek itself.  As previously noted in the 1950 BCDM report and during this program, the surface argillaceous materials contain little or no gold.  It was stated in the same report that the heavy gold was concentrated in underlying reddish gneissic gravels, which were not observed during Phase 1.

If target areas are located, it is recommended that a survey grid be established, consisting of 25 to 50 meter line spacing’s with 25 meter station intervals. Within this survey grid, detailed geological and prospecting evaluations should be carried out along with pit sampling and/or geophysical survey programs.  Based on a compilation of these results, a diamond drill program may be designed to explore and define the potential resources.

Phase 2 Work and Cost Estimate

Phase 2 of the suggested exploration program consists of detailed surface and underground geological mapping and rock sampling, grid construction, EM and Mag surveys, establish drill and rock trenching targets; the work will be carried out by a four-man crew. Because of current adverse weather conditions, we do not anticipate commencing and completing the next exploration phase until the second quarter of 2008.  We expect the work will cost approximately $75,000.00 to complete.

Phase 3 Work and Cost Estimate

Phase 3 of the suggested exploration program consists of an anticipated 1000 meters of diamond drilling, geological supervision, camp and supplies, transportation, assays, and reports; the estimated costs are $150,000. We will not make a decision as to whether to commence phase 3 until we have had the opportunity to assess the results of phase 2.

Acquisition, Description, Location Of and Access to the Rosewall Gold Property

Acquisition

On June 16, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in the Rosewall Gold Property which is located in eastern-central Vancouver Island, north of Horne Lake, near the headwaters of Rosewall Creek and Qualicum River.

We purchased the Rosewall Gold Property from Mr. James (Jim) Laird of Laird Exploration for $15,000. Our interest in the Rosewall Gold Property is subject only to a 3% NSR.  The Rosewall Gold Property does not contain any known reserves.

Location

The Rosewall Gold Property is located on the east-central area of Vancouver Island at 49° 25’ 30” North Latitude and 124° 52’ 30” West Longitude.  The property is accessed by following the Island Highway, approximately 25 kilometers northwest from Qualicum Beach, B.C. At this point the Rosewall Creek road is followed southwesterly for approximately 7 kilometers, reaching the property area. The property area is also located approximately 15 kilometers northwest of Horne Lake.

Topography is moderate to steep, particularly along the creek beds. Vegetation is mostly second growth timber with considerable undergrowth, which conceals much of the outcrop in the area and makes movement through the area somewhat difficult.  The property is within an area of moderate to heavy precipitation. Heavy accumulations of snow can be expected at higher elevations from November to March.

Description

The Rosewall Gold Property consists of two mineral claims representing 7 units (147.115 hectares) that has been staked and recorded.   The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Rosewall Gold	7	525453	January 14, 2009

Geology

The Rosewall Gold Property covers what we believe to be a promising gold exploration area on Vancouver Island.  A very large silicified alteration zone with minerals characteristic of an epithermal gold deposit environment are found on the property.  Additional work is needed to expand and define the gold in soil anomalies and to geologically map and rock sample the general area.

Prior Work

The only known exploration work on the claim area was carried out in 1986 and 1987.  Recorded work consisted of reconnaissance rock, soil and silt sampling covering an area of approximately 8 square kilometers.  Exploration work consisted of general prospecting of the property area and included the collection and sampling of 40 rock samples, 56 soil samples and 11 silt samples.

Proposed Exploration Program Based Upon the Conclusions of Geological Report

The Rosewall Gold Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  Calc-silicate alteration is extensive on the property area suggesting the potential to host a mineral deposit.

Our exploration program for the Rosewall Gold Property is composed of three results-contingent stages. The property requires a program of concentrated exploration with the establishment a surveyed control grid.  The grid area will then be thoroughly prospected and geologically mapped with commensurate soil sampling surveys, EM and magnetometer geophysical surveys.  Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources.

The approximate anticipated cost of $240,404 of this exploration and development program is presented in three results-contingent stages set forth below. This means that our decision to proceed to the next phase of exploration activity will depend on whether, in the view of an independent geologist to be engaged by us, the results of the prior exploration phase activity warrants continuation of the proposed exploration program.

Phase 1 Work and Cost Estimate

Phase 1 of our proposed exploration program on the Rosewall Gold Property consists of reconnaissance geological mapping, prospecting and rock sampling. The estimated cost for this work is approximately $15,404. This work is scheduled to commence before our second quarter ending June 30, 2008 depending on weather conditions and availability of qualified personnel.

Phase 2 Work and Cost Estimate

Phase 2 of the suggested exploration program consists of detailed surface and underground geological mapping and rock sampling, grid construction, EM and Mag surveys, establish drill and rock trenching targets; the work will be carried out by a four-man crew. The estimated cost is $75,000.

Phase 3 Work and Cost Estimate

Phase 3 of the suggested exploration program consists of an anticipated 1000 meters of diamond drilling, geological supervision, camp and supplies, transportation, assays, and reports; the estimated costs are $150,000.

Acquisition, Description, Location Of and Access to the Waterloo Creek Property

Acquisition

On May 19, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in the Waterloo Creek Property from Mr. James (Jim) Laird, of Laird Exploration Ltd for $15,000. Our interest in the Waterloo Creek Property is subject to a 3% NSR.  The Waterloo Creek Property does not contain any known reserves.

Location

The Waterloo Creek Property is located west of the town of Bowser, British Columbia on the east-central coastal region of Vancouver Island. The property comprises two mineral claims totaling 189.112 hectares in area.  Access to the property is gained via logging roads from Bowser up the Rosewall Creek drainage to the north-east slope of Mt. Curran.

The Waterloo Creek Property is reached from Nanaimo by driving the Island Highway north to the vicinity of Rosewall Creek.  The Rosewall Creek road is followed for 6.5 km west, where a smaller secondary road branches to the right and is followed for 1.5 km north before reaching Wilfred Creek.  An old logging road to the south bisects the property.

Topography is moderate to steep, particularly along the creek beds. Vegetation is mostly second growth timber with considerable undergrowth, which conceals much of the outcrop in the area and makes movement through the area somewhat difficult.  The property is within an area of moderate to heavy precipitation. Heavy accumulations of snow can be expected at higher elevations from November to March.

Description

The Waterloo Creek Property consists of two mineral claims representing 9 units (189.112 hectares) that has been staked and recorded.   The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Waterloo Creek Property	1	525454	January 14, 2009
	8	532950	April 24, 2008

Geology

Little information has been reported on specific geological aspects of the Waterloo Creek Property area.  The only information available pertains to the main showing area located on the property. The mineral showing area lies along a fault zone occurring within a distinct canyon measuring approximately 5 meters wide by 15 meters deep.  The fault zone contains an intrusive stockwork body consisting of silicified felsite to rhyolite composition.  The stockwork zone has been followed for about 100 meters along the canyon and varies between 2.5 to 5 meters wide.

The stockwork zone is terminated at the east end by a fault and the other end by an altered dyke. The depositional style and content of the mineralization is consistent with other mineral deposits on Vancouver Island of known Tertiary age.

Prior Work

The only known exploration on the Waterloo Creek Property was carried out in 1985 and 1988 through 1989. During this period the property was explored through prospecting, surface rock sampling and the drilling of two short diamond drill holes.  The main showing was explored in 1985 by surface sampling using a small portable packsack drill, which was used to blast outcrops in 11 locations.  Four sample results were reported from this work containing encouraging values in gold and other anomalous values.

Two diamond drill holes were drilled from a common set-up over an extended period during 1988 and 1989.  The first hole totaled 53.3 meters, while the second hole totaled 38.1 meters.  Significant concentrations of pyrite, arsenopyrite and minor chalcopyrite were reported in the first drill hole across approximately 9 meters, however only minor sampling was carried out producing inconclusive results.

Proposed Exploration Program Based Upon the Conclusions of Geological Report

The Waterloo Creek Property contains mineralization that is likely associated with an epithermal style of mineral deposit. Due to the minor amount of exploration carried out on the property area, further investigation is recommended to determine the extent and style of mineralization present on the property.

Our exploration program for the Waterloo Creek Property is composed of three results-contingent stages. Our proposed work program includes construction of a control grid, geological mapping and rock sampling, a soil and silt geochemical sampling program, IP geophysical survey, and rock trenching.

 Based on a compilation of these results, a diamond drill program will be designed to explore and define the potential resources.

The anticipated approximately $300,000 cost of this exploration and development program are presented in three results-contingent stages set forth below. This means that our decision to proceed to the next phase of exploration activity will depend on whether, in the view of an independent geologist to be engaged by us, the results of the prior exploration phase activity warrants continuation of the proposed exploration program.

Phase 1 Work and Cost Estimate

Phase 1 of the proposed program consists of reconnaissance geological mapping, prospecting and rock sampling. The estimated cost is approximately $25,000. This work is scheduled to commence in our second quarter ending June 2008 depending on weather conditions and availability of qualified personnel.

Phase 2 Work and Cost Estimate

Phase 2 of the proposed exploration program consists of detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets; the projected cost is approximately $100,000.

Phase 3 Work and Cost Estimate

Phase 3 of the proposed exploration program consists of approximately 1000 meters of diamond drilling including geological supervision, assays, and reports. The estimated cost is approximately $175,000.

Validity of Mining Claims in British Columbia

In British Columbia, all mining claims are valid for one year.  To maintain our interests, we are required to file evidence with the Province of British Columbia that exploration work has been carried out on the claim during the current year or pay cash in lieu of work of $0.40 Cdn. per hectare plus recording fees. Our properties have the following expiration dates: Waterloo Creek Property June 19, 2008. Rosewall Gold Property January 14, 2009 and the Goldstar Property will expire on June 15, 2011 and November 23, 2011.  If the required exploration work expenditure is not completed and filed in any year or if a payment is not made in lieu of the required work within this year, the mineral claims will lapse and title will revert to the Province.  Because of the amount of funds we will be expending towards our exploration program, we expect to fulfill all of these requirements for a period of several years.

Title to Our Properties

On September 21, 2007 we established a 100% owned British Columbia subsidiary for the purpose of having our President and Chief Executive Officer, Mr. Herdev S. Rayat, transfer to our subsidiary title to each of Goldstar Property, Rosewall Gold Property, Waterloo Creek Property, which title was being held in trust by Mr. Rayat for our benefit. Title was transfered to our subsidiary on December 21, 2007.

There are a total of 7 tenures which are owned 100% by our subsidiary. The tenures cover a total area of 1,315 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928 and 560684.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore.  Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia.  In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known in advance.  We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Mines.

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment. The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.

The Mineral Tenure Act requires that a holder of title to mineral claims must spend approximately $4.00 US  per hectare per year in order to keep the property in good standing. The Goldstar Property consists of an area of approximately 185 hectares. As such, our annual fee with respect  to the Goldstar Property is expected to be approximately $733.00 US. The Rosewall Gold Property consists of an area of approximately 147 hectares. As such, our annual fee with respect to the Rosewall Gold Property is expected to be approximately $582.00 US. The Waterloo Creek Property consists of an area of approximately 189 hectares. As such, our annual fee with respect to the Waterloo Creek Property is expected to be approximately $749.00 US.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The proposed initial exploration activities on our properties do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

•

Ensuring that any water discharge meets drinking water standards;

•

Dust generation will have to be minimal or otherwise re-mediated;

•

Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

•

All material to be left on the surface will need to be environmentally benign;

•

Ground water will have to be monitored for any potential contaminants;

•

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•

There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Employees

We have no employees as of the date of this report other than Herdev S. Rayat, our President, CFO and Secretary.  We conduct our business largely through agreements with consultants and other independent third party vendors.

ITEM 1A.  RISK FACTORS.

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, you could lose all or a portion of your investment.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing.

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $87,643 for the period from May 3, 2006 (inception) to December 31, 2007 and a loss of $69,547 for year ending December 31, 2007.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover the initial phase of our exploration program, in addition to providing funds for anticipated operating overheads, professional fees and regulatory filing fees.  However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phases 2 and 3 of our exploration program or if we decided to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan.

In order for us to perform any further exploration or extensive testing past the first phase we will need to obtain additional financing.  As of December 31, 2007 we had cash in the amount of $409,749. We currently do not have any operations and we have no income.  Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will have sufficient funds to carry out the proposed phases 1 and 2 exploration work for approximately $310,776 exploration program on all of our properties (to the extent warranted by our exploration results), and phase 3 exploration work on at least two of our properties, if warranted.  If further exploration programs are warranted, we will require additional financing to complete the follow-up programs.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our properties into commercial production.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors many of which are beyond our control, including the market prices for copper and gold and the costs of exploring for or mining these materials.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because of the difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

At this time, we are uncertain as to whether we will be successful in finding mineral deposits on our properties; if exploration efforts are not successful, we will be unable to generate revenues from our operations and we will have to cease doing business.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time we have no coverage to insure against these hazards.  The payment of such liabilities may have a material adverse effect on our financial position.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper, or silver or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

•

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•

Availability and costs of financing;

•

Ongoing costs of production; and

•

Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near our properties, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase and require us to curtail or cease our operations.

There are several governmental regulations that materially restrict mineral exploration or exploitation.  We will be subject to the Mining Act of British Columbia as we carry out our exploration programs.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.  Permitting for the initial phases of exploration work on each of our properties has not been received. As currently contemplated, Phase 1 of our exploration program (as to all three of our properties) does not require any permits. Phases 2 and 3 however will be subject to permits if any type of work, like rock trenching, blasting or establishing cut-line grids is to be conducted. There is no cost for these permits other than the costs incurred by the geologist to file these with the Government of British Columbia on behalf of the Company. If any future regulatory requirements, applicable to our operations, increase the cost of our compliance, we may find it necessary to curtail or cease our exploration activities, in which event you may lose your investment.

Because the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia’s title to the property, our business plan may fail.

We are unaware of any outstanding native land claims with respect to any of our properties.  However, it is possible that a native land claim could be made in the future.  The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining.  Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.  In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

Risks Particular to the market of our Common Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Currently, there is no public trading market for our common stock. A market for our common stock may never develop.  Our shares may never be quoted on the NASD Over-the-Counter Bulletin Board (the “Bulletin Board”) or, if quoted, a public market may not materialize.  If our common stock is not quoted on the Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Even if a public trading market were to develop, the trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for common stock, and various other events or factors both in and out of our control. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The value and transferability of our shares may be adversely impacted by the penny stock rules.

Holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules.”  Our common stock is covered by the penny stock rules, a Securities and Exchange Commission (“SEC” or the “Commission”) rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market.  It may also cause fewer broker dealers to make a market in our stock.

In addition to the "penny stock" rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may compete for time and efforts of our officers and directors.

Some of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts. Other than our President, Mr. Herdev S. Rayat who expects to devote approximately seventy five (75%) of his time to our affairs, none of our officers and directors anticipate devoting more than approximately five (5%) percent of their time to our matters.

Our proposed businesses raise potential conflicts of interests between certain of our officers and directors and us.

Certain of our directors are or may become directors and employees of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our directors may have conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies. In addition, directors may present potential prospects to such other companies rather than presenting the opportunities to us or be affiliated with other exploration companies which may compete with our mineral claims. We have not established any mechanisms regarding the resolution of any such conflict if it were to arise; accordingly, there is no assurance that any such conflict will be resolved in a manner that would not be adverse to our interest.

We have a large number of restricted shares outstanding, a portion of which may be sold under rule 144 which may reduce the market price of our shares.

Of the 12,180,000 shares of common stock issued and outstanding, assuming no warrants are exercised, 11,405,000 shares are deemed “restricted securities,” within the meaning of Rule 144; eighty two (82%) percent of these restricted shares are owned by our secretary, treasurer, chief financial officer, director and controlling shareholder. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

It is anticipated that all of the “restricted securities” will be eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who is not an affiliate (and who has not been an affiliate for a period of at least three months immediately preceding the sale) and who has beneficially owned restricted shares of our common stock for at least six months is permitted to sell such shares without restriction, provided that there is sufficient public information about  us as contemplated by Rule 144. An affiliate who has beneficially owned restricted shares of our common stock for a period of at least one year may sell a number of shares equal to one percent of our issued and outstanding common stock approximately every three months.  With two affiliates and non affiliates holding restricted securities as of the date of this report, the respective hold periods commence as of the date February 14, 2008  that we ceased being a “shell company” even though such persons may have acquired such securities prior to February 14, 2008.

If a public market were to develop for our common stock, the possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common  stock and could impair our ability to raise capital in the future through the sale of equity securities.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, institutional and individual investors, which are actively seeking mineral exploration properties throughout the world together with the equipment, labor and materials required for the exploration of such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to effectively acquire prime mineral exploration properties and having the ability to explore these properties.

Competition for the acquisition of mineral exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of competition. No assurance can be given that a sufficient number of suitable mineral exploration properties will be available for acquisition, exploration and development.

Because our sole executive officer and director, Herdev S. Rayat, owns 82% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Rayat are inconsistent with the interests of other stockholders.

Herdev S. Rayat, our President, controls 82 % of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Rayat is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Rayat is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Rayat exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Rayat will have: (i) the ability to control the outcome of substantially all corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Rayat to their detriment, and (iii) control over transactions between him and us.

Future sales of shares by us may reduce the value of our stock.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Affect On Our Business.

We rely upon the services of our board of directors and management, in particular those of Mr. Herdev S Rayat., the loss of which could have a material adverse affect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

We currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us. Our officers and directors are also officers, directors and employees of other companies, and we may have to compete with such other companies for their time, attention and efforts.  Except for Mr. Rayat, none of our officers and directors is expected to spend more than approximately five (5%) of their time on our business affairs.  We do not maintain key man insurance on any of our directors or officers.

Compliance With Changing Regulation Of Corporate Governance And Public Disclosure May Result In Additional Expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We Do Not Intend To Pay Dividends For The Foreseeable Future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

ITEM 2.  PROPERTIES.

Our corporate office is located at 1001 SW 5th Avenue, Suite 1100 Portland, Oregon 97204. The base monthly rent is $65 plus extra charges for board room, telephone, mail and any other incidental costs associated with maintaining an office. This service commenced February 1, 2008. This arrangement may be terminated by us upon one month’s prior notice.

We maintain an office located at 1990 Tolmie Street, Vancouver, British Columbia                                                                                                                                                                                                                                                                         , Canada, V6R 4C2. This office is being supplied rent free by our President, CEO and majority shareholder. We pay approximately $140 per month for telephone and internet and we pay other related costs in maintaining an office such as office supplies and other expenses as they occur.

We believe that our facilities are adequate for our current operations.

A description of our resources properties is set forth above in “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders in the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this report, there is no public trading market for the shares of our common stock. Please refer to “Item 1A. Risk Factors- If a market for our common stock does not develop, shareholders may be unable to sell their shares.”

As of December 31, 2007, there were approximately 83 shareholders of record of the Company's Common Stock.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant. Our board of directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this report, we do not have any equity compensation plans.  No options or other securities to acquire shares of our common stock have been granted to our officers and directors.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR STATEMENT OF OPERATIONS

	Years Ended December 31
	2003	2004	2005	2006	2007
Revenues	N/A	N/A	N/A	$0.00	$0.00

General and administrative
Management fees and consulting fees – Related party				$0.00	$0.00
Investor Relations				$0.00	$0.00
Stock based compensation expense	-	-	-	-	-
Other operating expense	-	-	-	$14,228	$80,276

Stock offering costs	-	-	-	-	-

Total General and Administrative Expenses	N/A	N/A	N/A	14,228	80,276

Other Income
Interest Income	N/A	N/A	N/A	(1,524)	(10,729)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	(N/A)	(N/A)	(N/A)	($12,704)	(69,547)

Basic and Diluted Loss Per Common Share	(N/A)	(N/A)	(N/A)	($0.00)	($0.00)

Weighted Average Common Shares Outstanding	(N/A)	(N/A)	(N/A)	11,012,541	11,682,356

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis

The following discussion and analysis is based upon our  financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Item 1.A-Risk Factors,” “Forward Looking Statements,” and elsewhere in this prospectus.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% interest in three properties located in the Province of British Columbia, Canada, that we call the “Goldstar Property,” the “Rosewall Gold Property” and the “Waterloo Creek Property.” Currently there are no known mineral reserves on any of the Goldstar Property, the Rosewall Gold Property or the Waterloo Creek Property.

Although exploratory work in the area of our properties conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claims.

Our plan of operations is to carry out an initial exploration program on each of our properties in order to ascertain whether any of them posses a commercially exploitable mineral deposit.  We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We have initiated our exploration program on all three of our properties and have completed Phase 1 on the Goldstar Property as described below.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties.  A substantial portion of our activities in the fiscal year ended in December 31, 2007 related to capital raising, preliminary exploration and administrative matters.  We initiated our exploration activities in the fourth quarter of 2007, following the completion of our public financing in which we raised an aggregate of $310,000.

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our properties, or, if such deposits are discovered, that we will enter into further substantial exploration programs.

The Goldstar Property

The initial phase of the recommended programs for the Goldstar Property cost approximately $18,000.  This phase is scheduled to commence sometime in our second quarter ending June 30, 2008; we anticipate that it will take four to eight weeks to complete accordingly, depending on the date it is actually commenced, we anticipate completing this portion of the program in our second or third calendar quarter of 2008 The program will be overseen in the field by an independent geologist to be engaged by us, and reviewed by Mr. Gregory Thomson who is one of our directors.

The cost and scope of Phase 2 of exploration program is estimated at $75,000. If warranted, we would require additional financing to carry out a Phase 3 program on the Goldstar Property and, based on the results of the Phase 3 exploration activities, any follow-up exploration programs.

Phase 3 of the suggested exploration program consists of an anticipated 1000 meters of diamond drilling, geological supervision, camp and supplies, transportation, assays, and reports; the estimated costs are $150,000. We will not make a decision as to whether to commence phase 3 until we have had the opportunity to assess the results of phase 2.

The Rosewall Gold Property

The initial phase of the recommended programs for the Rosewall Gold Property will cost approximately $15,404; this work has not been started due to weather conditions. We anticipate completing this portion of the program in our second quarter ending June 30, 2008. The program will be overseen in the field by an independent geologist to be engaged by us, and reviewed by Mr. Gregory Thomson who is one of our directors

Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases.  In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed.  This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Should the results of our initial exploration program on the Rosewall Gold Property prove not to be sufficiently positive to proceed with further exploration on such property, we intend to first proceed with the exploration programs on our other properties, if warranted, or seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities, or curtail or cease our operations if we cannot establish commercial resources on our existing properties or acquire additional properties on commercially viable terms.

The cost and scope of Phase 2 of exploration program is estimated at $75,000.  If warranted, we would require additional financing to carry out the Phase 3 exploration activities on the Rosewall Gold Property and, based on the results of Phase 3 exploration results, any follow-up exploration programs.

Phase 3 of the suggested exploration program consists of an anticipated 1000 meters of diamond drilling, geological supervision, camp and supplies, transportation, assays, and reports; the estimated costs are $150,000.

The Waterloo Creek Property

Phase 1 of the exploration program for the Waterloo Creek Property will cost approximately

$25,000. This phase is scheduled to commence sometime in our second quarter ending June 30, 2008; we anticipate that it will take four to eight weeks to complete;  accordingly, depending on the date it is actually commenced, we anticipate completing this portion of the program in our second or third calendar quarter of 2008 The program will be overseen in the field by an independent geologist to be engaged by us, and reviewed by Mr. Gregory Thomson who is one of our directors. The program will be overseen in the field by an independent geologist to be engaged by us, and reviewed by Mr. Gregory Thomson who is one of our directors.

Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases.  In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed.  This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

Should the results of our initial exploration program on the Waterloo Creek Property prove not to be sufficiently positive to proceed with further exploration on such property, we intend to first proceed with the exploration programs on our other properties, if warranted, or seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities, or curtail or cease our operations if we cannot establish commercial resources on our existing properties or acquire additional properties on commercially viable terms.

Phase 2 of the proposed exploration program consists of detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets; the projected cost is approximately $100,000.

The cost and scope of the Phase 3 exploration activities is estimated at $175,000.  If warranted, we would require additional financing to carry out a Phase 3 program on the Waterloo Creek Property and, based on the results of Phase 3 exploration activities, any follow-up exploration programs.

If and when the time comes to obtain additional funding in order to proceed with additional exploration of one or more of our properties, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund Phase 3 of the exploration program should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements included in, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

General and Administrative Expenses

Our general and administrative expenses consist primarily of legal costs, including exploration and mineral fees, accounting costs, and other professional and administrative costs.

Exploration and Development Costs

Exploration and development costs represent costs incurred to explore our three 100% owned mineral claims located in British Columbia, Canada. The cost of exploration include such items as wages, contract fees, lodging, 4X4 vehicle rentals, field supplies, assays and management fee to our exploration contractor. We charge all exploration and development expenses to operations as they are incurred. We do not track exploration and development expenses by project.

Results of Operations for Years Ended December 31, 2007 and 2006

We had no revenues in 2007 and 2006. Our general and administrative expenses increased 464 % to $80,276 in 2007, from $14,228 in the same period in 2006. This increase was primarily attributable to legal and accounting expenses that were incurred in 2007.

In 2007, we also incurred $6,178 in mineral tenure fee expenses, an increase of 789%, compared to $695 mineral tenure costs that we incurred in 2006.

Interest income increased 604% to $10,729 in 2007, from $1,524 during the same period in 2006. This was the result of higher average cash balances maintained during 2007.

Our net loss in 2007 increased to $69,547, from $12,704 in 2006. This increase was primarily attributable to increased costs for legal, accounting, mineral tenure fees and general administrative expenses that incurred in 2007.

Liquidity and Capital Resources for Years Ended December 31, 2007 and 2006

At December 31, 2007, the Company had a cash balance of $409,749, compared to a cash balance of $169,482 at December 31, 2006. This amount should be sufficient for purposes of conducting our exploration program through Phase 2.

During 2007, the Company used $69,733 of net cash from operating activities, as compared to $12,518 of net cash in 2006.

The Company has financed its operations primarily from cash on hand, through private placements and proceeds from public offering. Net cash provided by financing activities was $310,000 for 2007 compared to $222,000 for 2006.

The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $849,750, there is no assurance that the Warrants will be exercised in full or in part.

Plan of Operations

Our plan of operation is to conduct mineral exploration activities on each of our properties in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on any of our properties.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2007 we had $409,749 cash on hand and no liabilities.  From our inception May 3, 2006 through December 31, 2007 we have incurred a net loss of $82,251.

We received a geological evaluation report as to each of our properties. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

As of December 31, 2007, we conducted phase one of our exploration program on our Goldstar Property; we anticipate initiating phase one exploration activities on our Vancouver Island properties by end of June 2008, at this time we are uncertain of the number of the recommended mineral exploration phases we will conduct on each of our properties before concluding that there are, or are not, commercially viable minerals on the property. The decision to proceed to the next exploration phase will be dependent upon the results of the prior exploration phase and the recommendation of our consulting geologist at that time.

As of December 31, 2007, we had cash on hand of $409,749. We have sufficient cash on hand to pay the anticipated costs of the proposed phase 2 exploration activities on our properties. We anticipate that we have sufficient funds to carry out the initial two phases on each of our properties, or focus our activities on specific properties if warranted; in such a case, the decision to conduct additional recommended exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon results of our exploration program and available financing at that time.

The actual cost of completing the exploration program may exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing prior to the completion of Phase 2 of the proposed three phase program. In addition, if we decide to proceed with additional work beyond phase 3 of our proposed exploration activities, of which there is no assurance, we may also be required to seek additional financing. The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $849,750, there is no assurance that the Warrants will be exercised in full or in part.

During the exploration stage of our business, our President will be devoting approximately 75% of his time to our business. We do not foresee this limited involvement negatively impacting our company over the next twelve months as all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants and geologists, will be expected to provide all tools needed for the exploratory work being conducted. There is no assurance that we will achieve all or any of our goals due to the "start up" nature of our business.

Related Party Transactions

Management Fees

During the year ended December 31, 2007, we did not pay any fees to our officers and directors. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

Rent

 Our corporate office is located at 1001 SW 5th Avenue, Suite 1100, Portland, Oregon 97204. We pay a monthly charge of $65 plus fees for use of mail service, board room and any other expenses to maintain this office. We also maintain an office located at 1990 Tolmie Street, Vancouver, British Columbia, Canada, V6R 4C2. These premises are provided rent free on a month to month basis by Herdev S. Rayat, our director and majority shareholder.

Going Concern

We have not generated any revenues from operations; since inception, we have incurred a cumulative loss of $82,251 consisting of $12,704 and $69,547 respectively, during the past two fiscal years of operation. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. We expect to incur losses from our business operations and will require additional funding during 2008-2009. The satisfaction of our cash hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern.

The consolidated financial statements included in this report do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company this item is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

29

Consolidated Balance Sheets as of December 31, 2007 and 2006

31

Consolidated Statements of Operations for the periods ended December 31, 2007 and 2006 from Inception (May 3, 2006) to December 31, 2007

32

Consolidated Statements of Stockholders’ Deficiency from Inception (May 3, 2006)

to December 31, 2007

33

Consolidated Statements of Cash Flows for the periods ended December 31, 2007 and 2006 and Form Inception (May 3, 2006) to December 31, 2007

34

Notes to the Financial Statements

35-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc.

Vancouver, British Columbia

CANADA

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 2007, and 2006 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the periods ended December 31, 2007 and 2006, and for the period from May 3, 2006 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Mountain Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the periods ended December 31, 2007 and 2006, and for the period from May 3, 2006 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced losses from operations since inception and has a deficit accumulated during the exploration stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

March 19, 2008

Seattle, Washington

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$409,749	$169,482
Other	-	329
Total current assets	$409,749	169,811

Mineral Rights	40,000	40,000

Total assets	$449,749	$209,811

LIABILITIES
Current
Accounts payable and accrued liabilities	$ -	$515
	-

Total liabilities	-	515

STOCKHOLDERS' EQUITY

Stockholders' Deficiency

Common stock: $0.001 par value; Authorized: 76,000,000
Issued and outstanding: 12,180,000 (2006: 11,405,000)	12,180	11,405
Additional paid-in capital	519,820	210,595
Loss accumulated during the exploration stage	(82,251)	(12,704)

Total stockholders' deficiency	449,749	209,296

Total liabilities and stockholders' deficiency	$449,749	$209,811

(The accompanying notes are an integral part of these consolidated financial statements)

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the periods ended December 31, 2007 and 2006
and from inception (May 3, 2006) to December 31, 2007

			From inception
			(May 3, 2006)
			to December 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Operating and administrative expenses

Advertising and promotional	1,628	886	2,514
Interest and bank charges	124	180	304
Loss on foreign exchange	-	53	53
Licenses and fees	6,178	695	6,873
Office and miscellaneous	9,005	1,560	10,565
Professional fees	61,788	10,854	72,642
Utilities	1,553	-	1,553

	80,276	14,228	94,504

Other income and expenses
Interest income	10,729	1,524	12,253
	10,729	1,524	12,253

Net loss available to common shareholders	$(69,547)	$(12,704)	$(82,251)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	11,682,356	11,315,066

(The accompanying notes are an integral part of these consolidated financial statements)

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (May 3, 2006) to December 31, 2007

				Loss accumulated	Total
	Common Stock		Additional	during exploration	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Balances, May 3, 2006	-	$ -	$ -	$ -	$ -

Common stock issued for cash
In private placement May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash	1,000,000	1,000	$49,000		50,000
In private placement, May 19, 2006 Common stock issued for cash in private placement, November 14, 2006	405,000	405	161,595		162,000
Net Loss				(12,704)	(12,704)

Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in public
offering, August 29, 2007	760,000	760	303,240	-	304,000

Common stock issued for cash in public	15,000	15	5,985		6,000
offering, October 31, 2007 Net Loss				(69,547)	(69,547)
Balances, December 31, 2007	12,180,000	$ 12,180	$ 519,820	$ (82,251)	$ 449,749

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the periods ended December 31, 2007, and 2006
and from inception (May 3, 2006) to December 31, 2007

			From inception
			(May 3, 2006)
			to December 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Cash flows from operating activities

Net loss for the period	$ (69,547)	$ (12,704)	$ (82,251)

Change in operating assets and liabilities
Accounts payable	(515)	515	-
Other current assets	329	(329)	-
Accrued interest

Net cash used in operating activities	(69,733)	(12,518)	(82,251)

Cash flows from investing activities
Investment in mineral rights	-	(40,000)	(40,000)
Net cash used in investing activities	-	(40,000)	(40,000)

Cash flows from financing activities
Proceeds from public offering	310,000	-	310,000
Proceeds from private placement	-	222,000	222,000
Net cash flows from financing activities	310,000	222,000	532,000

Increase in cash and cash equivalents	240,267	169,482	409,749

Cash and cash equivalents	169,482	-	-
Cash and cash equivalents, end of period	$409,749	$169,482	$409,749
Supplemental disclosure of cash flow information Interest paid in cash	$124	$180	$304
Income tax paid in cash	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

DUKE MOUNTAIN RESOURCES, INC.

(A Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(Expressed in US Dollars)

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINITIES

Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,315 hectares of mineral claims. All mineral claims were transferred to our Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from our President and Chief Executive Officer SEE NOTE 3.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Duke Mountain Resources Canada, Inc. The subsidiary holds title to our mineral claims and has no liabilities.

Duke Mountain Resources, Inc., together with its wholly owned subsidiary, is an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.

The Company has not generated any revenues and has incurred losses of $82,251 since inception. The Company has incurred a loss of $69,547 during the year ended December 31, 2007. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has completed a private placement for gross proceeds of $222,000 and a public financing of $310,000, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. See Note 6. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with the United States generally accepted accounting principles (US GAAP).

(b) Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Duke Mountain Resources Canada, Inc. All significant intercompany balances and transactions have been eliminated.

(c) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments and related party transactions. Actual results can differ from those estimates and assumptions.

(d) Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income has not been reported for the year ended December 31, 2007 since the only activity was the transfer of mineral claims which did not elicit a translation adjustment.

(e) Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its subsidiary, other than those denominated in United States Dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss), until all of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the statements of operations.

(f) Cash & Cash Equivalents

Cash and cash equivalents include bank deposits and a term deposit with an original maturity date of three months or less. Duke Mountain occasionally has cash with financial institutions in excess of insured limits.

(g) Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of December 31, 2007, phase one was completed on the Goldstar Property and there has been no amortization for this work. Amortization will not begin until mining operations commence. All other costs related to the exploration and the development of unproven properties are expensed as incurred.

(h) Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisals, as applicable. Mineral right assets are tested annually for impairment and for the periods ended December 31, 2007 and 2006, no impairment exists.

(i) Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share are computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings per Share.” Diluted earnings (loss) per share do not differ materially from basic earnings (loss) per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be anti-dilutive. All per share information is adjusted retroactively to reflect stock splits and changes in par value.

(j) Income Taxes

The Company has adopted the Statement of Financial  Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

(k) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities and accounts payable - related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

 Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(l) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 3.

(m) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141®, "Business Combinations" ("SFAS 141IR)"), which replaces SFAS No. 141 SFAS NO. 141® establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141® is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141® will have impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

NOTE 3.  Related Party Transactions

On May 19, 2006 and June 16, 2006, Herdev S. Rayat, the Company’s President, Chief Executive Officer, Chief Financial Officer and director acquired three mineral claims on the Company's behalf.  These mineral claims were held by Mr. Rayat, in trust for the Company. Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.

On September 21, 2007 the Company organized a 100% wholly owned Canadian subsidiary incorporated in British Columbia. All mineral titles held in trust by Mr. Rayat were transferred to the Company’s Canadian subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007. There are a total of seven tenures which are 100% owned by the Company’s subsidiary. The tenures cover a total area of 1,315 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928 and 560684.

On May 13, 2006, the Company completed a private placement with the President and Chief Executive Officer where by 10,000,000 shares were purchased for $10,000 at $0.001 per share.

NOTE 4.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.  As of December 31, 2007, Duke Mountain did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $70,000 for the year ended December 31, 2007 which are available to reduce future taxable income.  The tax losses expire in 2027. Tax losses of approximately $12,000 were incurred for the period ended December 31, 2006. The tax losses for the period ended December 31, 2006 expire in 2026.

The deferred tax asset associated with the tax loss carry-forward is approximately $10,500 for the year ended December 31, 2007 and approximately $1,900 for the period ended December 31, 2006 for a total of $12,400.  A full valuation allowance has been set up against the deferred tax asset and the allowance increased by the amount of the asset that was generated.

NOTE 5.  Private Placement

On May 19, 2006, the Company completed a private placement for $50,000 where investors purchased 1,000,000 shares for $0.05 per share. On November 14, 2006 a second private placement was completed for $162,000 where investors purchased 405,000 shares for $0.40 per share.

NOTE 6.  Public Offering

On October 31, 2007, the Company completed a public offering for $310,000 where investors purchased 775,000 units for $0.40 per unit (760,000 shares purchased on August 29, 2007 and 15,000 shares purchased on October 31, 2007). Each unit consisted of one common share, one class A warrant to purchase a common share at $0.50 per share for a period of 60 months from date of issuance and one class B warrant to purchase one common share at $0.55 per share for a period of 60 months from date of issuance. Since the Company is not currently trading and has not commenced operations, the warrants are deemed to have no value and are not detachable.

NOTE  7. Warrants

The movement of share purchase warrants can be summarized as follows:

-	-
775,000	$ 0.50
-	$ -
775,000	$ 0.50

-	-
775,000	$ 0.55
-	$ -
775,000	$ 0.55

As of December 31, 2007, the following warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the company at $0.50 each expiring on October 31, 2012

(b)

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the company at $0.55 each expiring on October 31, 2012.

No warrants were exercised

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

As a Smaller Reporting Company this item is not required.

ITEM 9:   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A:  CONTROLS AND PROCEDURES.

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit

    preparation of financial statements in accordance with accounting principles         generally accepted in the United States, and that receipts and expenditures of the         company are being made only in accordance with authorizations of management         and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of

      unauthorized acquisition, use or disposition of the company’s assets that could         have a material effect on the financial statements.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).      Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

Under the  rules promulgated by the US Securities and Exchange Commission (the “SEC”), the term “material weakness” means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur. Controls for financial close and reporting were in place as of year-end and were found to be operating effectively based on management testing of key controls; however, management re-evaluated the results of testing due to certain findings discovered during the year-end audit by our independent registered public accounting firm. Due to these audit findings relating to financial close and reporting, controls in financial close and reporting were not operating effectively as of December 31, 2007.

ITEM 9B.  OTHER INFORMATION.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

ITEM 10:  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information regarding each of the directors and officers of the Company:

Herdev S. Rayat – President, Director and Chief Executive Officer. Since 1994, Mr. Rayat has served as President of Thor-West Management Group, Inc., a privately held management and consulting Company. Since 2003, Mr. Rayat has served as President of First Avenue Venture Partners, Inc., a privately held Company specializing in investing in early stage ventures. Mr. Rayat is a former founder of E.Deal.net, Inc; a publicly traded Company now named International Energy, Inc. Mr. Rayat is neither an officer or director of International Energy, Inc.

Greg R. Thomson – Director. Mr. Thomson has been a professional geologist since 1992. Mr. Thomson graduated from the University of British Columbia in 1970 with a Bachelor of Science degree in Geology. From 1989 to 2000 Mr. Thomson worked for Teck Exploration Ltd., as a senior project geologist. From May 2000 to present Mr. Thomson has been a consultant to junior and senior mining exploration companies as a contract exploration geologist. Mr. Thomson is not a director or officer of any other public company.

We do not currently pay our officers or directors any salary or consulting fees. Mr. Thomson received $500 per report, or $1,500 in the aggregate (paid by Laird Exploration Ltd.), in connection with his work in the preparation of the Summary Reports on each of our properties; Mr. Thomson received these payments prior to his joining our board of directors on September 15, 2006.

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met in person 5 times and acted by unanimous written Minutes 2 times during the year ended December 31, 2007. Through December 31, 2007, our Board of Directors consisted solely of Mr. Herdev S. Rayat, our President, Chief Executive Officer, Chief Financial Officer, and Mr. Greg R. Thomson.

Director Compensation

Directors did not receive any compensation for serving as such in 2007. We may establish an appropriate compensation plan for such directors commencing in the fiscal year ending on December 31, 2008.

Director Liability and Indemnification

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the governing Nevada statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company’s articles of incorporation.  Our Articles of Incorporation do not contain any limiting language regarding director immunity from liability.  Excepted from this immunity are:

•

a willful failure to deal fairly with the company or its shareholders in connection with a matter in which the director has a material conflict of interest;

•

a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

•

a transaction from which the director derived an improper personal profit; and

•

willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

•

such indemnification is expressly required to be made by law;

•

the proceeding was authorized by our board of directors;

•

such indemnification is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law; or

•

such indemnification is required to be made pursuant to the bylaws.

Our bylaws provide that we will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the company, or is or was serving at the request of the company as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under our bylaws or otherwise.

Our bylaws provide that no advance shall be made by us to an officer of the company, except by reason of the fact that such officer is or was a director of the company in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the company.

Board Committees

We do not have an audit committee of our board of directors, nor do we have an audit committee financial expert. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

Accordingly, our entire Board of Directors has direct responsibility of reviewing the financial information proposed to be provided to stockholders and others, the internal control systems and disclosure controls established by management, internal controls over financing reporting, and the audit process and the independent auditors’ qualifications, independence and performance.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, as well as to all our directors, officers and employees. Our Code of Conduct and Ethics is posted on our Internet website. Our Internet website is www.dukemountain.com. We intend to post on our website any amendment to, or waiver from, any provision of our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting or other persons performing similar functions that relates to any element of our Code regarding: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in our reports and other filings with the SEC or our public communications; (3) compliance with applicable governmental laws, rules and regulations; (4) prompt internal reporting of the violations of our code to an appropriate person identified in our code; and (5) accountability for adherence to our code.

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the two-year period ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2007 that exceeded $100,000.

Summary Compensation Table

   Securities

  Underlying

Name and

    Options

All Other

Principal Position               Year      Salary        Bonus

Other(1)

            Granted                 Compensation

Herdev S. Rayat

2007

$0

$0

$0

   0

$0

President, CEO

2006

$0

$0

$0

   0

$0

Secretary, Treasurer

And Director

Greg R. Thomson

2006

$0

$0

$1,500          0

$0

Director

2005

$0

$0

$0

          0

$0

(1) Mr. Thomson received this fee prior to becoming a Director

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2007 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2007

Price ($/sh)

Date

Herdev S. Rayat

0

0%

n/a

          n/a

Greg R. Thomson

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2007

Options on December 31, 2007

Name

Exercisable

     Unexercisable

Exercisable

  Unexercisable

Herdev S. Rayat

0

0

0

0

Greg R. Thomson

0

0

0

0

Changes in Control

There are no understandings or agreements, aside from the transaction completed and described under “Certain Relationships and Related Transactions, and Director Independence” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2007, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percentage

Herdev S. Rayat

10,000,000

  82%

1990 Tolmie Street

Vancouver, BC  V6R 4C2

Greg R. Thomson

0

    0%

40-21928 – 48th Avenue

Langley, BC   V3A 8H1

Directors and Executive Officers

10,000,000

  82%

as a group ( 2 persons)

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

On May 19, 2006 and June 16, 2006, Herdev S. Rayat, the Company’s President, Chief Executive Officer, Chief Financial Officer and director acquired three mineral claims on the Company's behalf.  These mineral claims were held by Mr. Rayat, in trust for the Company. Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.

On September 21, 2007 the Company organized a 100% wholly owned Canadian subsidiary incorporated in British Columbia. All mineral titles held in trust by Mr. Rayat were transferred to the Company’s Canadian subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007. There are a total of seven tenures which are 100% owned by the Company’s subsidiary. The tenures cover a total area of 1,315 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928 and 560684.

On May 13, 2006, the Company completed a private placement with the President and Chief Executive Officer pursuant to which 10,000,000 shares were purchased for $10,000 at $0.001 per share.

Review, Approval or Ratification of Related Party Transactions

We do not maintain a formal written procedure for the review and approval of transactions with related persons. It is our policy for the disinterested members of our board to review all related party transactions on a case by case basis. To receive approval, a related-party transaction must have a business purpose for us and be on terms that are fair and reasonable to us and as favorable to us as would be available from non-related entities in comparable transactions.

Director Independence

Our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to have independent directors.

Under the Nasdaq rules, a majority of the board of directors must be comprised of independent directors as defined in Nasdaq Rule 4200. Under Nasdaq Rule 4200(a)(15), an "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rule then sets forth a list of persons who are not considered independent under these rules. Audit committee members are subject to additional, more stringent requirements under Nasdaq Rule 4350(d). Audit committee members must: (i) be independent as defined under Rule 4200; (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (subject to the exemptions provided in Exchange Act Rule 10A-3(c)); (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement. None of our current directors can be deemed independent under the Nasdaq rules and our company does not have separately designated audit, compensation or nominating committees.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent accountants. They have served as our independent auditors since inception.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by our principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-K  and our  quarterly reports on Form  10-Q  during the fiscal  years  ending  December  31, 2007 and December 31, 2006 were $5,708 and $8,291 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our principal accountant for fiscal 2007 and 2006 were $0.

We do not currently have an audit committee.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)  The following exhibits are filed as part of this Annual Report:

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of April, 2008.

Duke Mountain Resources, Inc.

/s/ Herdev S Rayat

Herdev S. Rayat

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Herdev S. Rayat

Director , President,

April 14, 2008

Herdev S. Rayat

Chief Executive Officer

/s/ Greg R. Thomson

Director

April 14, 2008

Greg R. Thomson