Form 10KSB/A
period 2007-12-31
Duke Mountain Resources, Inc
filed 2008-05-13
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2007

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

Yes [ X ] No [  ] as at December 31, 2007

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2008.

Duke Mountain Resources, Inc.

/s/ Herdev S Rayat

Herdev S. Rayat

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Herdev S. Rayat

Director , President,

May 13, 2008

Herdev S. Rayat

Chief Executive Officer

/s/ Mike Patton

Director

May 13, 2008

Mike Patton