Form 10QSB
period 2008-03-31
Duke Mountain Resources, Inc
filed 2008-05-14
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2008

 [  ]        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________ to __________

Commission File Number 333-140177

 DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

 (Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

 1001 SW 5th Avenue, Suite 1100, Portland, OR 97204

 (Address of principal executive offices)

 (778) 329-2200

 (Issuer's telephone number)

Common Stock, $0.001 par value per share

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of   “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer   [   ] Non-accelerated Filer [  ] Smaller Reporting Company [ x ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [ X ] No

 There were 12,180,000 common shares outstanding of as of April 30, 2008.

CONTENTS

  PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’

EQUITY

CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE 5-7

ITEM 2. MANAGEMENTS DISCUSSION AND

PAGE 7 & 9

ANALYSIS AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

PAGE 10-14

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

            March 31, 2008  December 31, 2007

            (unaudited)

         ASSETS

Current Assets

    Cash & cash equivalents

$

390,928

$

409,749

_________________

________________

Total current assets

390,928

409,749

     Mineral Rights

   40,000

  40,000

_________________

________________

Total assets

$

430,928

$

449,749

_________________

________________

        LIABILITIES & SHAREHOLDERS’ EQUITY

  Current Liabilities

       Accounts payable

$

     -

$                 -

________________

_______________  Total current liabilities                                 -           -

    Shareholders’ Equity

        Common stock, $0.001 par value: (76,000,000 shares authorized,

        12,180,000 issued and outstanding at March 31, 2008 and December 31, 2007)

  12,180

                12,180

        Additional paid-in capital

519,820

519,820

        Loss accumulated during the exploration stage

             (101,072)

 (82,251)

__________________

________________

Total shareholders’ equity

430,928

449,749

__________________

________________

Total liabilities and shareholders’ equity

$

430,928

$

449,749

__________________

________________

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007 and from (Inception) May 3, 2006 to March 31, 2008

(unaudited)

From Inception (May 3, 2006) to

   March 31, 2008

 March 31, 2007

March 31, 2008

Revenue

 $

-

$

  -

$

-

Expenses

  Operating and administrative expenses

  Advertising and promotional

108

  -

2,622

  Interest and bank charges

  71

  40

   375

  Licenses and fees

            2,134

213

               9,007

  Loss from foreign exchange

-

  -

     53

  Office and miscellaneous

              565

           5,596

             11,130

  Professional fees

          18,132

         17,378

             90,774

  Utilities

544

                -

2,097

        21,554

          23,227

           116,058

Operating Loss                                                                   (21,554)

         (23,227)

          (116,058)

Other income and expenses

Interest income

        2,733

           1,440

            14,986

Net loss available to common shareholders

$   (18,821)

$      (21,787)

       $(101,072)

Basic and diluted net loss per common share

               $     (0.00)

$       (0.00)

Weighted average number of common shares

Outstanding – basic and diluted

   12,180,000

11,405,000

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

from Inception (May 3, 2006) to March 31, 2008

(unaudited)

Loss

          Accumulated

           During the

     Total

       Common Stock

       Additional               Exploration

 Shareholders’

Shares

Amount

     Paid-in Capital

Stage

    Equity

Balances, May 3, 2006

        -

$      -

      $

-

$       -

$

-

   Common stock issued for cash in private

    placement, May 3, 2006

 10,000,000

10,000

10,000

   Common stock issued for cash in private

    placement, May 19, 2006

   1,000,000

  1,000

49,000

50,000

   Common stock issued for cash in private

   Placement, May 31, 2006

      405,000

     405

             161,595

                           162,000

   Net loss

(12,704)

            (12,704)

          __________  ________  __________  _________  ______________

Balances, December 31, 2006

11,405,000

11,405

210,595

(12,704)

             209,296

  Common stock issued for cash in public

   Offering, August 29, 2007

      760,000

     760

 303,240

             304,000

  Common stock issued for cash in public

   Offering, October 31, 2007

        15,000

      15                       5,985

   6,000

Net loss

(69,547)

             (69,547)

__________

_________

__________

_________

______________

Balances, December 31, 2007

 12,180,000

12,180

519,820

(82,251)

            449,749

Net loss

(18,821)

             (18,821)

__________

__________

___________

__________

______________

Balances, March 31, 2008

 12,180,000

$12,180

$519,820

$(101,072)

$           430,928

__________

__________

___________

__________

______________

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSLOIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008, and 2007 and from (Inception) May 3, 2006 to March 31, 2008

(unaudited)

From inception

(May 3, 2006) to

March 31, 2008

   March 31, 2007

March 31, 2008

Cash Flows from Operating Activities

   Net loss for the period

$

(18,821)

$

(21,787)

$ (101,072)

   Changes in operating assets and liabilities

Accounts payable

     -

    (515)

          -

Accrued Interest                            329                         -

________________        ______________

______________

   Net cash flows from operating activities

(18,821)

(21,973)

    (101,072)

Cash Flows from Investing Activity

Investment in mineral rights

    -

      -

                  (40,000)

Cash Flows from Financing Activity

Proceeds from public offering

                 -

      -                       310,000

  Proceeds from private placement          -            -                       222,000

________________

_________________      ______________

Net cash flows from financing activities

   -

      -

    532,000

________________

_________________

______________

Change in cash and cash equivalents

(18,821)

(21,973)

    390,928

Cash and cash equivalents, beginning of period

409,749

169,482

          -

________________

__________________

______________

Cash and cash equivalents, end of period

$

390,928

$

147,509

$   390,928

Cash paid for:

Interest

$

71

$

40

$         375

Income taxes

$

-

$

-

$

-

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Going Concern Uncertainties

Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,315 hectares of mineral claims. All mineral claims were transferred to our Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from our President and Chief Executive Officer.

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

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007 and the period from May 3, 2006 (inception) through March 31, 2008, and cash flows for the three months ended March 31, 2008 and 2007 and from May 3, 2006 (inception) through March 31, 2008.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred losses of $101,072 since inception. The Company has incurred a loss of $18,821 during the quarter ended March 31, 2008. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has completed a private placement for gross proceeds of $222,000 and a public financing of $310,000, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. See Notes 3 and 4. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of March 31, 2008, phase one was completed on the Goldstar Property and there has been no amortization for this work. Amortization will not begin until mining operations commence. All other costs related to the exploration and the development of unproven properties are expensed as incurred.

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

Note 4.  Public Offering

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

Note 5. Warrants

The movement of share purchase warrants can be summarized as follows:

Number of

Weighted

Warrants

Average

              Outstanding

            Exercise Price

Class A Warrants (a)

Balance, December 31, 2007

775,000

$

0.50

 Granted

       -

-

 Exercised

       -

-

______________

_______________

Balance, March 31, 2008

775,000

$

0.50

______________

_______________

Class B Warrants (b)

Balance, December 31, 2007

775,000

$

0.55

  Granted

      -

-

  Exercised

      -

-

______________

________________

Balance March 31, 2008

775,000

$

0.55

______________

________________

As of March 31, 2008, the following warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the company at $0.50 each expiring on October 31, 2012

(b)

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the company at $0.55 each expiring on October 31, 2012.

No warrants were exercised

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

 Cautionary Note Regarding Forward Looking Statements

 This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, silver and lead, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially. In evaluating these statements, you should consider various factors. These factors may cause our actual results to differ materially from any forward-looking statement. While these forward-looking statements are made in good faith and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any future performance suggested herein.

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

We have completed phase one of our recommended exploration program on our Goldstar property. Phase one consisted of reconnaissance geological mapping, prospecting and sampling. The phase one was completed in December 2007. The phase one was estimated to cost $20,372. Our management and our consulting geologists are reviewing the results from this initial phase one program to determine if phase one should warrant, whether to continue with phase two of our recommended exploration program. Phase two consists of detailed surface and underground geological  mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. This phase is estimated to cost $75,000. If it is agreed that phase two is required based from results in our phase one program, we anticipate phase two would begin in mid to late 2008.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $150,000. This phase could be commenced as early as fall 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We plan to conduct phase one of our recommended exploration program on our Rosewall Gold property. Phase one will consist of reconnaissance geological mapping, prospecting and sampling. This phase will commence in the next six months, but the exact time is dependant on the availability of personnel, weather and equipment. This phase is estimated to cost $15,404. If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. This phase is estimated to cost $75,000. We anticipate that this phase would begin in summer of 2008.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $150,000. This phase could be commenced as early as fall 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We plan to conduct phase one of our recommended exploration program on our Waterloo Creek property. Phase one will consist of reconnaissance geological mapping, prospecting and sampling. This phase will commence in the next six months, but the exact time is dependant on the availability of personnel, weather and equipment. This phase is estimated to cost $25,000.

If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, soil and silt geochemical survey, IP survey and establishment of drill and rock trenching target. This phase is estimated to cost $100,000. We anticipate that this phase would begin in mid 2008.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $175,000. This phase could be commenced as early as fall 2008 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We anticipate spending approximately $4,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.

As of March 31, 2008, we had cash reserves of $390,928 and as of December 31, 2007, we had cash reserves of $409,749. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock.

We currently have two outstanding Warrants from our most recent public offering. There are 775,000 Warrant A’s issued and outstanding and 775,000 Warrant B’s issued and outstanding. Warrant A can be converted into one common share at $0.50 per share and

Warrant B can be exercised into one common share at $0.55 per share. If both Warrants are exercised, the Company would receive

$813,750. Both Warrants will expire on October 31, 2012.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or exercising of warrants to fund our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Item 4.     CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures.   Management, including our Chief  Executive Officer and Principal Accounting Officer Herdev S. Rayat,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of March 31, 2008.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are not effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also not effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.

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

 1A.   RISK FACTORS

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

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $101,072 for the period from May 3, 2006 (inception) to March 31, 2008 and a loss of $18,821 for the three months ending March 31, 2008.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

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

In order for us to perform any further exploration or extensive testing past the first phase we will need to obtain additional financing.  As of March 31, 2008 we had cash in the amount of $390,928. We currently do not have any operations and we have no income.

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

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Affect On Our Business.

We rely upon the services of our board of directors and management, in particular those of Mr. Herdev S. Rayat., the loss of which could have a material adverse affect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

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

  None

 Item 3     DEFAULTS UPON SENIOR SECURITIES.

 None.

 Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 None.

 Item 5     OTHER INFORMATION .

 There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

 Item 6     EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form Form 8	Form 8-K

February 15, 2008: Change of stature from shell company to exploration stage.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  May 13, 2008

DUKE MOUNTAIN RESOURCES, INC.

 By: _ /s/ Herdev S. Rayat_______________

 Name:  Herdev S. Rayat

 Title: President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director

Exhibit 31.1

CERTIFICATIONS

I, Herdev S. Rayat, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Duke Mountain Resources, Inc.;

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

 Date: May 13, 2008

 __ /s/ Herdev S. Rayat __________________

 Herdev S. Rayat

 President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Herdev S. Rayat, President and Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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