Form 10-Q
period 2008-06-30
Duke Mountain Resources, Inc
filed 2008-08-11
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2008

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

 1146 NW Johnson Street, Portland, OR 97209

 (Address of principal executive offices)

 (503) 954-1640

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

 There were 12,180,000 common shares outstanding of as of July 31, 2008.

CONTENTS

  PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’

EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE 5-8

ITEM 2. MANAGEMENTS DISCUSSION AND

PAGE 8-10

ANALYSIS AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

PAGE 11-15

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(unaudited)

            June 30, 2008  December 31, 2007

         ASSETS

Current Assets

    Cash & cash equivalents

$

370,833

$

409,749

_________________

________________

Total current assets

370,833

409,749

     Mineral Rights

   40,000

  40,000

_________________

________________

Total assets

$

410,833

$

449,749

_________________

________________

        LIABILITIES & SHAREHOLDERS’ EQUITY

  Current Liabilities

       Accounts payable

$

     6,039

$                 -

________________

_______________  Total current liabilities                                 6,039                -

    Shareholders’ Equity

        Common stock, $0.001 par value: (76,000,000 shares authorized,

        12,180,000 issued and outstanding at June 30, 2008 and December 31, 2007)

  12,180

                12,180

        Additional paid-in capital

519,820

519,820

        Loss accumulated during the exploration stage

             (127,206)

 (82,251)

__________________

________________

Total shareholders’ equity

404,794

449,749

__________________

________________

Total liabilities and shareholders’ equity

$

410,833

$

449,749

__________________

________________

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2008 and 2007 and from (Inception) May 3, 2006 to June 30, 2008

(unaudited)

Three months ended

Six months ended

            From Inception (May 3, 2006) to

June 30, 2008

June 30, 2007

June 30, 2008

June 30, 2007

June 30, 2008

Revenue

 $

-

$

  -

$

-

$

-

$

-

Operating Expenses

Advertising and promotional

186

 357

294

357

2,808

Licenses and fees

914

                1,743

               3,048

               1,956

                  9,921

Loss from foreign exchange

  -

-

-

-

    53

Office and miscellaneous

               1,282

                1,088

               1,847

               6,567

                12,412

Professional fees

             25,248

              13,336                        43,380

             30,714

              116,022

 Utilities

135

                   500

679  _  _

   _______618____    _________2,232_____

Total Operating Expenses

             27,765

              17,024                       49,248

             40,212

               143,448

Operating Loss                                                          (27,765)                        (17,024)

             (49,248)                     (40,212)                        (143,448)

Other income and (expenses)

Interest expense

 (42)

  (24)

(113)

               (64)

 (417)

Interest income

                 1,673                            1,588

                4,406__

             3,028                              16,659____

       Total other income and (expenses)                           1,631                          1,564                           4,293                         2,964                              16,242

Net loss

$         (26,134)          $             (15,460)

 $         (44,955)          $          (37,248)

$           (127,206)

Basic and diluted net loss per common share

$              (0.00)         $               (0.00)

 $ _____  (0.00)_____$            (0.00)____     $_______ (0.00)____

Weighted average number of common shares

Outstanding – basic and diluted

       12,180,000

         11,405,000                  12,180,000

          11,405,000

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

from Inception (May 3, 2006) to June 30, 2008

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

   6,000

Net loss

(69,547)

             (69,547)

__________

_________

__________

_________

______________

Balances, December 31, 2007

 12,180,000

12,180

519,820

(82,251)

            449,749

 Net loss

    (44,955)                         (44,955)

__________

__________

___________

__________

______________

Balances, June 30, 2008

12,180,000

$12,180

$519,820

$(127,206)

$            404,794

__________

___________

___________

__________

______________

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008, and 2007 and from (Inception) May 3, 2006 to June 30, 2008

(unaudited)

From inception

(May 3, 2006) to

   June 30, 2008

   June 30, 2007

   June 30, 2008

Cash Flows from Operating Activities

   Net loss for the period

$

(44,955)

$

(37,248)

$ (127,206)

   Changes in operating assets and liabilities

Accounts payable

    6,039

    (515)

        6,039

Accrued Interest

     329                         -

________________        ______________

______________

   Net cash used in operating activities

(38,916)

(37,434)

    (121,167)

Cash Flows from Investing Activities

Investment in mineral rights

    -

      -

                  (40,000)

   Net cash used in investing Activities                                  -                                        -                        (40,000)

Cash Flows from Financing Activities

Proceeds from public offering

                 -

  92,600                 310,000

  Proceeds from private placement          -            -                       222,000

________________

_________________      ______________

      -

Net cash flows from financing activities

   -

  92,600

    532,000

________________

_________________

______________

Change in cash and cash equivalents

(38,916)

  55,166               370,833

Cash and cash equivalents, beginning of period

409,749

169,482

          -

________________

__________________

______________

Cash and cash equivalents, end of period

$

370,833

$

224,648

$   370,833

Cash paid for:

Interest

$

113

$

64

$         417

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

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, and the results of operations for the three and six months ended June 30, 2008 and 2007 and the period from May 3, 2006 (inception) through June 30, 2008, and cash flows for the six months ended June 30, 2008 and 2007 and from May 3, 2006 (inception) through June 30, 2008.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred losses of $127,206 since inception. The Company has incurred a loss of $26,134 during the quarter ended June 30, 2008. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of June 30, 2008, the Company has completed phase one of its exploration program on all three of its mineral claims and there has been no amortization for this work. Amortization will not begin until mining operations commence. All other costs related to the exploration and the development of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” ("SFAS 161"). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The Company is currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guaranteed Insurance Contracts" (SFAS 163"). SFAS 163 clarifies FASB Statement No 60, "Accounting and Reporting by Insurance Enterprises". SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated that there is no impact of SFAS 163 on its financial statements.

In May 2008, the FASB issued Staff Position No. APB14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement ("FSP APB 14-1"). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal  years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP ABP 14-1 will have on its consolidated financial statements.

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

On May 3, 2006, the Company completed a private placement with the President and Chief Executive Officer where by 10,000,000 shares were purchased for $10,000 at $0.001 per share.

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

Note 5.  Income Taxes

As of June 30, 2008, Duke Mountain did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements. The Company has not recorded a deferred tax asset as it has setup a full valuation allowance against its deferred tax assets.

Duke Mountain has tax losses of approximately $45,000 for the six months ended June 30, 2008 which are available to reduce future taxable income.  The tax losses expire in 2028. Tax losses of approximately $70,000 were incurred for the year ended December 31, 2007. The tax losses for the year ended December 31, 2007 expire in 2027.

The deferred tax asset associated with the tax loss carry forward is approximately $6,700 for the six month period ended June 30, 2008 and approximately $10,500 for the year ended December 31, 2007.  A full valuation allowance has been set up against the deferred tax asset.

Note 6. Warrants

The movement of share purchase warrants can be summarized as follows:

Number of

Weighted

Warrants

Average

              Outstanding

            Exercise Price

Class A Warrants (a)

Balance, December 31, 2007

775,000

$

0.50

 Granted

       -

-

 Exercised

       -

-

______________

_______________

Balance, June 30, 2008

775,000

$

0.50

______________

_______________

Class B Warrants (b)

Balance, December 31, 2007

775,000

$

0.55

  Granted

      -

-

  Exercised

      -

-

______________

________________

Balance June 30, 2008

775,000

$

0.55

______________

________________

As of June 30, 2008, the following warrants were outstanding:

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

We have completed phase one of our recommended exploration program on our Goldstar property. Phase one consisted of reconnaissance geological mapping, prospecting and sampling. The phase one was completed in December 2007. The phase one was completed at a cost of $5,341. Our management and our consulting geologists are reviewing the results from this initial phase one program to determine if phase one should warrant, whether to continue with phase two of our recommended exploration program. The phase one results are still under review. Phase two consists of detailed surface and underground geological  mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. This phase is estimated to cost $75,000. If it is agreed that phase two is required based from results in our phase one program, we anticipate phase two would begin in fall 2008 depending on weather and personnel.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $150,000. This phase could be commenced in spring of 2009 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We have completed phase one of our recommended exploration program on our Rosewall Gold property. Phase one consisted of reconnaissance geological mapping, prospecting and sampling. This phase was conducted from June 6 to June 9, 2008. This phase is estimated to cost $15,404. If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. We currently do not know the results from our initial phase one exploration program. The phase two is estimated to cost $75,000. We anticipate that this phase would begin in fall of 2008 depending on results from phase one, weather and personnel.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $150,000. This phase could be commenced as early as spring of 2009 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We have completed  phase one of our recommended exploration program on our Waterloo Creek property. Phase one consisted of reconnaissance geological mapping, prospecting and sampling. This phase was conducted from June 6 to June 9, 2008. This phase is estimated to cost $25,000.

If the results of phase one should warrant it, we intend to continue with phase two of our recommended exploration program which consists of detailed surface and underground geological  mapping, rock sampling, grid construction, soil and silt geochemical survey, IP survey and establishment of drill and rock trenching target. We currently do not know the results from our initial phase one exploration program. The phase two is estimated to cost $100,000. We anticipate that this phase would begin in spring of 2009 depending on results from phase one, weather and personnel.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $175,000. This phase could be commenced as early as spring 2009 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We anticipate spending approximately $8,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.

As of June 30, 2008, we had cash reserves of $370,833 and as of December 31, 2007, we had cash reserves of $409,749. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock.

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

Results of Operations

We incurred a loss of $26,134 for the three months ended June 30, 2008 compared to a loss of $15,460 for the same period of 2007. The increased loss was the result of an increase in professional fees from $13,336 in 2007 to $25,248 in 2008. We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties. We expect our total operating expenses to be approximately $25,000 per quarter for the remainder of 2008.

We incurred a loss of $44,955 for the six months ended June 30, 2008 compared to a loss of $37,248 for the same period of 2007. The increased loss was the result of an increase in professional fees from $30,714 in 2007 to $43,380 in 2008. We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties.

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

       Item 4.     CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.   Management, including our Chief  Executive Officer and Principal Accounting Officer Herdev S. Rayat,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2008.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.

There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal controls subsequent  to the date the Chief Executive Officer and Principal Accounting Officer completed her evaluation.

(b)

Changes in Internal Control Over Financial Reporting.   Our Chief Executive Officer and Principal Accounting Officer Herdev S. Rayat has indicated that there were changes in our internal controls. The following procedures were implemented to our internal controls that will enhance the Company’s ability to keep and control all financial reporting requirements moving forward by adding professional independent consultants, adopting a Code of Ethics, Adopting Corporate Governance Principles and implementing a record keeping of all corporate matters electronically and hard copy form. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

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

We have yet to earn revenue and, our ability to sustain our operations is dependent on our ability to raise financing.

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $127,206 for the period from May 3, 2006 (inception) to June 30, 2008 and a loss of $26,134 for the three months ending June 30, 2008.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

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

In order for us to perform any further exploration or extensive testing past the first phase we will need to obtain additional financing.  As of June 30, 2008 we had cash in the amount of $370,833. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will have sufficient funds to carry out the proposed phases 1 and 2 exploration work for approximately $310,776 exploration program on all of our properties (to the extent warranted by our exploration results), we will require additional capital for phase 3 work on all our properties and additional capital for general corporate expenses.

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

Risks Particular to the market of our Common Stock

Market for our common stock.

On June 27, 2008 we were cleared for trading under ticker symbol DKMR. Our shares are to be quoted on the NASD Over-the-Counter Bulletin Board (the “Bulletin Board”). As of this filing no trading activity has commenced.

The price of our common stock may fluctuate significantly and may be negatively affected by factors beyond our ability to control or predict.

The price of our common stock may be affected by broader market trends unrelated to our or our competitors operating performances. Our stock price and the stock prices of many other companies in the resource sectors have historically experienced wide fluctuations, including rapid rises and declines in the stock prices that have often been unrelated to the operating performance of such companies. Volatile trends and fluctuations are typically the result of the combination of general economic, political and market conditions. These factors are beyond our ability to control or predict.

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

Some of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts. Other than our President, Mr. Herdev S. Rayat who expects to devote approximately seventy five (75%) of his time to our affairs, our other officers and directors anticipate devoting approximately five (5%) percent of their time to our matters.

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

It is anticipated that all of the “restricted securities” will be eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who is not an affiliate (and who has not been an affiliate for a period of at least three months immediately preceding the sale) and who has beneficially owned restricted shares of our common stock for at least six months is permitted to sell such shares without restriction, provided that there is sufficient public information about us as contemplated by Rule 144. An affiliate who has beneficially owned restricted shares of our common stock for a period of at least one year may sell a number of shares equal to one percent of our issued and outstanding common stock approximately every three months.  With two affiliates and non affiliates holding restricted securities as of the date of this report, the respective hold periods commenced on February 14, 2008.

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

 Date:  August 11, 2008

DUKE MOUNTAIN RESOURCES, INC.

 By: _ /s/ Herdev S. Rayat

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

 Date: August 11, 2008

 __ /s/ Herdev S. Rayat

 Herdev S. Rayat

 President and Chief Executive Officer

 Treasurer and Principal Accounting Officer

 Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Herdev S. Rayat, President and Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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