Form 10-Q
period 2008-09-30
Duke Mountain Resources, Inc
filed 2008-11-13
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2008

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

 6805 Sundance Trail, Riverside, CA 92506

 (Address of principal executive offices)

 (951) 907-9911

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

 There were 12,180,000 common shares outstanding of as of October 31, 2008.

CONTENTS

  PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’

EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE 5-8

ITEM 2. MANAGEMENT’S DISCUSSION AND

PAGE 8-10

ANALYSIS AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4.T CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

PAGE 11-15

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

                      September 30, 2008  December 31, 2007

      (unaudited)

         ASSETS

Current Assets

    Cash & cash equivalents

$

359,847

$

409,749

_________________

________________

Total current assets

359,847

409,749

Mineral rights

                40,000

  40,000

_________________

________________

Total assets

$

399,847

$

449,749

_________________

________________

        LIABILITIES & SHAREHOLDERS’ EQUITY

  Current Liabilities

       Accounts payable

$

       -

$                 -

________________

_______________  Total current liabilities                                   -                -

    Shareholders’ Equity

        Common stock, $0.001 par value: (76,000,000 shares authorized,

        12,180,000 issued and outstanding at September 30, 2008 and December 31, 2007)

  12,180

                12,180

        Additional paid-in capital

519,820

519,820

        Loss accumulated during the exploration stage

             (132,153)

 (82,251)

__________________

________________

Total shareholders’ equity

399,847

449,749

__________________

________________

Total liabilities and shareholders’ equity

$

399,847

$

449,749

__________________

________________

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended September 30, 2008 and 2007 and from Inception (May 3, 2006) to

September 30, 2008

(unaudited)

Three months ended

Nine months ended

            From Inception (May 3, 2006) to

September 30, 2008

September  30, 2007

September 30, 2008  September 30, 2007

September  30, 2008

Revenue

 $

-

$

  -

$

-

$

-

$

-

Operating Expenses

Advertising and promotional

242

 889

536

               1,246

3,050

Licenses and fees

967

                3,028

               4,015

               4,984

                10,888

Loss from foreign exchange

  -

  -

-

-

    53

Office and miscellaneous

               1,733

                   950

               3,580

               7,516

                14,145

Professional fees

               3,346

              14,158                        46,726

             44,873

              119,368

Utilities

257

                  655

936   _          ______1,273___       _________2,489_____

Total Operating Expenses

               6,545                          19,680     __                55,793

             59,892______               149,993_____

Operating Loss                                                          (6,545)                        (19,680)

             (55,793)                     (59,892)                        (149,993)

Other income and (expenses)

Interest expense

 (23)

 (140)

                (136)

              (204)

(440)

Interest income

                 1,621                            1,332

                6,027__

             4,360                              18,280____

       Total other income and (expenses)                           1,598                            1,192                          5,891                       4,156                              17,840_____

Net loss

$             (4,947)          $             (18,488)

 $         (49,902)          $          (55,736)

$           (132,153)

Basic and diluted net loss per common share

$              (0.00)         $               (0.00)

 $ _____  (0.00)_____$            (0.00)____     $_______ (0.00)____

Weighted average number of common shares

Outstanding – basic and diluted

       12,180,000

         11,735,435                 12,180,000

          11,516,355

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

from Inception (May 3, 2006) to September 30, 2008

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

   6,000

Net loss

(69,547)

             (69,547)

__________

_________

__________

_________

______________

Balances, December 31, 2007

 12,180,000

12,180

519,820

(82,251)

            449,749

Net loss

(49,902)

             (49,902)

___________

____________

____________

____________

_______________

Balances, September 30, 2008

12,180,000

$12,180

$519,820

$(132,153)

$          399,847

___________

____________

____________

____________

_______________

See notes to financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008, and 2007 and from Inception (May 3, 2006) to September 30, 2008

(unaudited)

From inception

(May 3, 2006) to

                     September 30, 2008   September 30, 2007

       September 30, 2008

Cash Flows from Operating Activities

   Net loss for the period

$

(49,902)

$

(55,736)

$ (132,153)

   Changes in operating assets and liabilities

Accounts payable

        -

    (515)

           -

Accrued Interest

        -

    2,166                        -

Other current assets

__________-______        _________234___

_____ -__

   Net cash used in operating activities

(49,902)

(53,851)

    (132,153)

Cash Flows from Investing Activities

Investment in mineral rights

    -

      -

                  (40,000)

   Net cash used in investing Activities                                  -                                        -                        (40,000)

Cash Flows from Financing Activities

Proceeds from public offering

                 -

 304,000                370,000

  Proceeds from private placement          -            -                       222,000

________________

_________________      ______________

Net cash flows from financing activities

   -

  304,000

     532,000

________________

_________________

______________

Change in cash and cash equivalents

(49,902)

  250,149                359,847

Cash and cash equivalents, beginning of period

409,749

  169,482                      -

________________

__________________

______________

Cash and cash equivalents, end of period

$

359,847

$

  419,631

$   359,847

Cash paid for:

Interest

$

 136

$

204

$         440

Income taxes

$

  -

$

 -

$

-

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Going Concern Uncertainties

Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,315 hectares of mineral claims. All mineral claims were transferred to the Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from the Company’s former President and Chief Executive Officer.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Duke Mountain Resources Canada, Inc. The subsidiary holds title to all mineral claims and has no liabilities.

Duke Mountain Resources, Inc., together with its wholly owned subsidiary, is an exploration stage company focused on the acquisition and exploration of gold, silver and base metal properties.

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, and the results of operations for the three and nine months ended September 30, 2008 and 2007 and the period from May 3, 2006 (inception) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007 and from May 3, 2006 (inception) through September 30, 2008.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred losses of $132,153 since inception. The Company has incurred a loss of $4,947 during the quarter ended September 30, 2008. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and the Company determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of  September 30, 2008, the Company has completed phase one of its exploration program on all three of its mineral claims and there has been no amortization for this work. Amortization will not begin until mining operations commence. All other costs related to the exploration and the development  of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of September 30, 2008 and 2007. These common stock equivalents are not included in the earnings per share computation since they are anti dilutive due to the net loss of the Company.

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

Note 2.  Related Party Transactions

On May 19, 2006 and June 16, 2006 the Company’s former President, Chief Executive Officer, Chief Financial Officer and director acquired three mineral claims on the Company's behalf.  These mineral claims were held by the Company’s former President in trust for the Company. Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.

On September 21, 2007 the Company organized a 100% wholly owned Canadian subsidiary incorporated in British Columbia. All mineral titles held in trust by the Company’s former President were transferred to the Company’s Canadian subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007. There are a total of seven tenures which are 100% owned by the Company’s subsidiary. The tenures cover a total area of 1,315 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928 and 560684.

On May 3, 2006, the Company completed a private placement with its former President and Chief Executive Officer where by 10,000,000 shares were purchased for $10,000 at $0.001 per share. On September 12, 2008 the Company’s former President resigned from the Company’s Board and was replaced by Mr. Dave Gamache as the Company’s President, CEO and CFO.

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

Note 5.  Income Taxes

 As of September 30, 2008, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements. The Company has not recorded a deferred tax asset as it has set up a full valuation allowance against its deferred tax assets.

The Company generated tax losses of approximately $50,000 for the nine months ended September 30, 2008 which are available to reduce future taxable income.  The tax losses expire in 2028. Tax losses of approximately $70,000 were generated during  the year ended December 31, 2007. The tax losses for the year ended December 31, 2007 expire in 2027. Total tax losses are approximately $120,000.

The deferred tax asset associated with the tax loss carry forward is approximately $19,500 for the nine month period ended September 30, 2008 and approximately $10,500 for the year ended December 31, 2007.  A full valuation allowance has been set up against the deferred tax asset.

Note 6. Warrants

The movement of share purchase warrants can be summarized as follows:

Number of

Weighted

Warrants

Average

              Outstanding

            Exercise Price

Class A Warrants (a)

Balance, December 31, 2007

775,000

$

0.50

 Granted

       -

-

 Exercised

       -

-

______________

_______________

Balance, September 30, 2008

775,000

$

0.50

______________

_______________

Class B Warrants (b)

Balance, December 31, 2007

775,000

$

0.55

  Granted

      -

-

  Exercised

      -

-

______________

________________

Balance September 30, 2008

775,000

$

0.55

______________

________________

As of  September 30, 2008, the following warrants were outstanding:

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

We have completed phase one of our recommended exploration program on our Goldstar property. Phase one consisted of reconnaissance geological mapping, prospecting and sampling. The phase one was completed in December 2007. The phase one was completed at a cost of $5,341. Our management and our consulting geologists are reviewing the results from this initial phase one program to determine if phase one should warrant, whether to continue with phase two of our recommended exploration program. The phase one results are still under review. Phase two consists of detailed surface and underground geological mapping, rock sampling, grid construction, EM and Mag surveys and establishment of drill and rock trenching target. This phase is estimated to cost $75,000. If it is agreed that phase two is required based from results in our phase one program, we anticipate phase two would begin in spring 2009 depending on weather and personnel.

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $150,000. This phase could be commenced in summer of 2009 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

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

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $150,000. This phase could be commenced as early as summer of 2009 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

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

If further exploration should be warranted upon completion of phase two, we will continue with phase three of our recommended exploration program. This third phase is estimated to cost $175,000. This phase could be commenced as early as summer 2009 but it is not known how long it would continue. This would be based exclusively on how lucrative the mineral findings are in phase two.

We anticipate spending approximately $4,000 monthly in ongoing general and administrative expenses over the next year. These expenses will consist primarily of the professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as general transfer agent fees, annual mineral claim fees and general office expenses.

As of September 30, 2008, we had cash reserves of $359,847 and as of December 31, 2007, we had cash reserves of $409,749. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.  During the year, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock.

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

Results of Operations

We incurred a loss of $4,947 for the three months ended September 30, 2008 compared to a loss of $18,488 for the same period of 2007. We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties. We expect our total operating expenses to be approximately $12,000 per quarter for the remainder of 2008.

We incurred a loss of $49,902 for the nine months ended September 30, 2008 compared to a loss of $55,736 for the same period of 2007. We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties.

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

       Item 4.     CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.   Management, including our Chief  Executive Officer and Principal   Accounting Officer Mr. Dave Gamache,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of September 30, 2008.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Principal Accounting Officer concluded  that the disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.

(b)

Changes in Internal Control Over Financial Reporting.   Our Chief Executive Officer and Principal Accounting Officer Mr. Dave Gamache has indicated that certain changes in our internal controls were made. The following procedures were implemented to our internal controls that will enhance the Company’s ability to keep and control all financial reporting requirements moving forward by adding professional independent consultants, adopting a Code of Ethics, Adopting Corporate Governance Principles and implementing a record keeping of all corporate matters electronically and hard copy form. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B. Management will test the effectiveness of these controls at year-end.

Item 4T.

CONTROLS AND PROCEDURES

Not applicable

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

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $132,153 for the period from May 3, 2006 (inception) to September 30, 2008 and a loss of $4,947 for the three months ending September 30, 2008.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

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

In order for us to perform any further exploration or extensive testing past the second phase we will need to obtain additional financing.  As of September 30, 2008 we had cash in the amount of $359,847. We currently do not have any operations and we have no income.

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

There are several governmental regulations that materially restrict mineral exploration.  We will be subject to the Mining Act of British Columbia as we carry out our exploration programs.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.  Permitting for the initial phases of exploration work on each of our properties has not been received. As currently contemplated, Phase 1 of our exploration program (as to all three of our properties) does not require any permits.

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

Risks Particular to the market of our Common Stock

Market for our common stock.

On June 27, 2008 we were cleared for trading under ticker symbol DKMR. Our shares are quoted on the NASD Over-the-Counter Bulletin Board (the “Bulletin Board”).

The price of our common stock may fluctuate significantly and may be negatively affected by factors beyond our ability to control or predict.

The price of our common stock may be affected by broader market trends unrelated to our competitors operating performances. Our stock price and the stock prices of many other companies in the resource sectors have historically experienced wide fluctuations, including rapid rises and declines in the stock prices that have often been unrelated to the operating performance of such companies. Volatile trends and fluctuations are typically the result of the combination of general economic, political and market conditions. These factors are beyond our ability to control or predict.

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

Some of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts. Other than our President, Mr. Dave Gamache who expects to devote approximately twenty five (25%) of his time to our affairs, our other officers and directors anticipate devoting approximately five (5%) percent of their time to our matters.

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

Of the 12,180,000 shares of common stock issued and outstanding, assuming no warrants are exercised, 11,405,000 shares are deemed “restricted securities,” within the meaning of Rule 144; eighty two (82%) percent of these restricted shares are owned by our former Director Mr. Herdev S. Rayat. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

It is anticipated that all of the “restricted securities” will be eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who is not an affiliate (and who has not been an affiliate for a period of at least three months immediately preceding the sale) and who has beneficially owned restricted shares of our common stock for at least six months is permitted to sell such shares without restriction, provided that there is sufficient public information about us as contemplated by Rule 144. An affiliate who has beneficially owned restricted shares of our common stock for a period of at least one year may sell a number of shares equal to one percent of our issued and outstanding common stock approximately every three months.  With one affiliate and non affiliates holding restricted securities as of the date of this report, the respective hold periods commenced on February 14, 2008.

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

Because our former executive officer and director, owns 82% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Rayat are inconsistent with the interests of other stockholders.

 Our former President, controls 82% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, our former Director is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since our former Director is our majority shareholder, his interests as a controlling shareholder may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our former Director exercising in a manner fair to all of our shareholders. Also, due to his stock ownership position, our former Director will have:

 (i) the ability to control the outcome of substantially all corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by our former Director to their detriment, and (iii) control over transactions between him and us.

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

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Effect On Our Business.

We rely upon the services of our board of directors and management, in particular those of Mr. Dave Gamache, the loss of which could have a material adverse effect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

We currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us. Our officers and directors are also officers, directors and employees of other companies, and we may have to compete with such other companies for their time, attention and efforts.  Except for Mr. Dave Gamache, none of our officers and directors are expected to spend more than approximately five (5%) of their time on our business affairs.  We do not maintain key man insurance on any of our directors or officers.

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

 Item 5     OTHER INFORMATION.

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

 Date:  November 13, 2008

DUKE MOUNTAIN RESOURCES, INC.

 By: _ /s/ Dave Gamache

 Name:  Dave Gamache

 Title: President, Chief Executive Officer

 Principal Accounting Officer and Director

Exhibit 31.1

CERTIFICATIONS

I, Dave Gamache, certify that:

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

 Date: November 13, 2008

 __ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 1. The Report duly complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 _ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director