Form 10-K
period 2008-12-31
Duke Mountain Resources, Inc
filed 2009-03-30
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2008

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 333-140177

DUKE MOUNTAIN RESOURCES, INC.

 AND SUBSIDIARY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

98-0503336

(I.R.S. Employer Identification No.)

6805 Sundance Trail, Riverside CA 92506

(Address of principal executive offices)

(951) 907-9911

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

Yes [  ] No [ X ]

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

None.

TABLE OF CONTENTS

DUKE MOUNTAIN RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

PAGE

Item 1.

 Business

4

Item 1A.

Risk Factors

13

Item 1B

Unresolved Staff Comments

Item 2.

Properties

17

Item 3.

Legal Proceedings

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements and Supplementary Data

26

Item 9.

Changes in and Disagreements With Accountants on Accounting

36

and Financial Disclosure

Item 9A.

Controls and Procedures

36

Item 9B.

Other Information

37

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

38

Item 11.

Executive Compensation

40

Item 12.

Security Ownership of Certain Beneficial Owners and Management

41

and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions, and Director

41

Independence

Item 14.

Principal Accounting Fees and Services

42

PART IV

Item 15.

Exhibits, Financial Statement Schedules

45-49

Signatures

44

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2008 and specifically in the items entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise incorporated by reference into this document, this report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found in this report under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Item 1. Business,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally.

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

The Company

We are a Nevada corporation incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, $0.001 per share. As of December 31, 2008 we had 12,180,000 shares of common stock issued and outstanding. Our Corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

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

Our plan of operations is to carry out an initial exploration program on each of our properties in order to ascertain whether any of them posses a commercially exploitable mineral deposit.  We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. As of the date of this report, we commenced and completed phase 1 exploration work on all three of our mineral claims as described below. We do not have a start date for phase 2 exploration until our consulting geologist recommends phase 2 work based on review of data from phase 1 exploration on all three of our mineral claims.

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

If target areas are located, a close-spaced survey grid will be established, consisting of 25 to 50 meter line spacing’s with 25 meter station intervals. Within this survey grid, detailed geological and prospecting evaluations will be carried out along with commensurate soil sampling and/or geophysical survey programs.  Based on a compilation of these results, if warranted, a diamond drill program will be designed to explore and define the potential resources.

The approximate $245,372 cost of this exploration and development program is presented in three results-contingent stages set forth below. This means that  our decision to proceed to the next phase of exploration activity will depend on whether, in the view of an independent geologist to be engaged by us, the results of the prior exploration phase activity warrants continuation of the proposed exploration program.

Phase 1 Work and Cost Estimate

We have completed Phase 1 of our exploration program which consisted of prospecting, a geological examination of any outcrops encountered, 10 pan samples and 2 rock samples taken. The rock samples were taken from shear-hosted 30 cm. wide quartz veins located at Minfile occurrence # 082LSE 071.The rock samples GSRS-1 and 2 contained trace amounts of sphalerite, galena and pyrite, but showed trace to sub-economic precious and base metal values when assayed.

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

Phase 2 Work and Cost Estimate

Phase 2 of the suggested exploration program consists of detailed surface and underground geological mapping and rock sampling, grid construction, EM and Mag surveys, establish drill and rock trenching targets; the work will be carried out by a four-man crew. Because of current adverse weather conditions, we do not anticipate commencing and completing the next exploration phase until the second quarter of 2009.  We expect the work will cost approximately $75,000 to complete.

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

Description

The Rosewall Gold Property consists of three mineral claims representing 23 units (483.22 hectares) that has been staked and recorded.   The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Rosewall Gold	7	525453	January 14, 2011

Rosewall Gold

         8                                              532950                                     April 24, 2012

RW 1                                       8                                             585763                                     June 4, 2009

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

Our exploration program for the Rosewall Gold Property is composed of three results-contingent stages. The property requires a program of concentrated exploration with the establishment of a surveyed control grid.  The grid area will then be thoroughly prospected and geologically mapped with commensurate soil sampling surveys, EM and magnetometer geophysical surveys.  Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources.

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

Phase 1 Work and Cost Estimate

Phase 1 of our proposed exploration program on the Rosewall Gold Property consists of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was  $5,397. This phase was completed in June 2008.

Phase 2 Work and Cost Estimate

Phase 2 of the suggested exploration program consists of detailed surface and underground geological mapping and rock sampling, grid construction, EM and Mag surveys, establish drill and rock trenching targets; the work will be carried out by a four-man crew. The estimated cost is $75,000. We do not have a start date for phase 2 exploration until our consulting geologist recommends phase 2 work based on review of data from phase 1 exploration on all three of our mineral claims.

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

Location

The Waterloo Creek Property is located west of the town of Bowser, British Columbia on the east-central coastal region of Vancouver Island. The property comprises two mineral claims totaling 546.31 hectares in area.  Access to the property is gained via logging roads from Bowser up the Rosewall Creek drainage to the north-east slope of Mt. Curran.

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

Description

The Waterloo Creek Property consists of two mineral claims representing 27 units (546.31 hectares) that has been staked and recorded.   The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Waterloo Creek Property	1	525454	January 14, 2011
Waterloo and Rosewall	8	532950	June 19, 2011

 Waterloo and Rosewall

         26

      535928                      June 19, 2011

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

The anticipated approximate $300,000 cost of this exploration and development program are presented in three results-contingent stages set forth below. This means that our decision to proceed to the next phase of exploration activity will depend on whether, in the view of an independent geologist to be engaged by us, the results of the prior exploration phase activity warrants continuation of the proposed exploration program.

Phase 1 Work and Cost Estimate

Phase 1 of the proposed program consists of reconnaissance geological mapping, prospecting and rock sampling. The  cost was $5,397. This work was completed in June 2008.

Phase 2 Work and Cost Estimate

Phase 2 of the proposed exploration program consists of detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets; the projected cost is approximately $100,000. We do not have a start date for phase 2 exploration until our consulting geologist recommends phase 2 work based on review of data from phase 1 exploration on all three of our mineral claims.

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

Validity of Mining Claims in British Columbia

In British Columbia, all mining claims are valid for one year.  To maintain our interests, we are required to file evidence with the Province of British Columbia that exploration work has been carried out on the claim during the current year or pay cash in lieu of work of $0.40 Cdn. per hectare plus recording fees. Our properties have the following expiration dates: Waterloo Creek Property June 19, 2011. Rosewall Gold Property January 14, 2011 and the Goldstar Property will expire on June 15, 2011 and November 23, 2011.  If the required exploration work expenditure is not completed and filed in any year or if a payment is not made in lieu of the required work within this year, the mineral claims will lapse and title will revert to the Province.  Because of the amount of funds we will be expending towards our exploration program, we expect to fulfill all of these requirements for a period of several years.

Title to Our Properties

On September 21, 2007 we established a 100% owned British Columbia subsidiary for the purpose of having our former President and Chief Executive Officer,transfer to our subsidiary title to each of Goldstar Property, Rosewall Gold Property, Waterloo Creek Property, which title was being held in trust by our former Director for our benefit. Title was transfered to our subsidiary on December 21, 2007.

There are a total of 8 mineral tenures and one placer tenure which are owned 100% by our subsidiary. The tenures cover a total area of 1,482.83 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928, 560684 and 585763.

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

The Mineral Tenure Act requires that a holder of title to mineral claims must spend approximately $4.00 US  per hectare per year in order to keep the property in good standing. The Goldstar Property consists of an area of approximately 474 hectares. As such, our annual fee with respect  to the Goldstar Property is expected to be approximately $1,896.00 US. The Rosewall Gold Property consists of an area of approximately 483 hectares. As such, our annual fee with respect to the Rosewall Gold Property is expected to be approximately $1,932.00 US. The Waterloo Creek Property consists of an area of approximately 546 hectares. As such, our annual fee with respect to the Waterloo Creek Property is expected to be approximately $2,184.00 US.

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

Employees

We have no employees as of the date of this report other than Mr. Dave Gamache, our President, CEO and Principal Accounting Officer. Mr. Gamache is paid a monthly fee of $750 per month. There is no written employment contract, this arrangement commenced on September 15, 2008. We conduct our business largely through agreements with consultants and other independent third party vendors.

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

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $150,128 for the period from May 3, 2006 (inception) to December 31, 2008 and a loss of $67,877 for year ending December 31, 2008.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover the  phase two of our exploration program, in addition to providing funds for anticipated operating overheads, professional fees and regulatory filing fees.  However, our existing funds may be insufficient if the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phases 2 and 3 of our exploration program or if we decided to begin mining efforts in the event that it is determined that our property contains mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan.

In order for us to perform any further exploration or extensive testing past the first phase we will need to obtain additional financing.  As of December 31, 2008 we had cash in the amount of $341,872. We currently do not have any operations and we have no income.  Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will have sufficient funds to carry out the proposed phase two exploration work for approximately $250,000 exploration program on all of our properties (to the extent warranted by our exploration results), we will require additional funding to proceed with phase 3 exploration work on our properties, if warranted.  If further exploration programs are warranted, we will require additional financing to complete the follow-up programs.

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

Some of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts. Other than our President, Mr. Dave Gamache who expects to devote approximately twenty five (25%) of his time to our affairs, none of our officers and directors anticipate devoting more than approximately five (5%) percent of their time to our matters.

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

Of the 12,180,000 shares of common stock issued and outstanding, assuming no warrants are exercised, 11,405,000 shares are deemed “restricted securities,” within the meaning of Rule 144; eighty two (82%) percent of these restricted shares are owned by one person, our former President and Director and controlling shareholder. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Because our former executive officer and director, owns 82% of our outstanding common stock, investors may find that corporate decisions controlled by this individual are inconsistent with the interests of other stockholders.

 Our former President controls 82% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, our former Director is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since our former Director is our majority shareholder, his interests as a controlling shareholder may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our former Director exercising in a manner fair to all of our shareholders. Also, due to his stock ownership position, our former Director will have:

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

ITEM 2.  PROPERTIES.

Our corporate and administrative office is located at 6805 Sundance Trail, Riverside, California 92506. This office is provided to us on rent free basis by our President and CEO. We believe that our facilities are adequate for our current operations.

A description of our resources properties is set forth above in “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders in the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock commenced trading on October 22, 2008 on the OTC Bulletin Board (OTCBB) under the symbol “DKMR”. The following table sets forth the high and low sale prices for the periods indicated:

Fiscal Year 2008

High

Low

First Quarter (January 1 to March 31)

No Market

No Market

Second Quarter (April 1 to June 30)

No Market

No Market

Third Quarter (July 1 September 30)

No Market

No Market

Fourth Quarter (October 1 to December 31)

$0.30

$0.25

As of December 31, 2008, there were approximately 83 shareholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR STATEMENT OF OPERATIONS

	Years Ended December 31
	2004	2005	2006	2007	2008
Revenues	N/A	N/A	N/A	$0.00	$0.00

General and administrative
Management fees and consulting fees – Related party				$0.00	$1,875
Investor Relations				$0.00	$0.00
Stock based compensation expense	-	-	-	-	-
Other operating expense	-	-	$14,228	$80,276	$73,398

Stock offering costs	-	-	-	-	-

Total General and Administrative Expenses	N/A	N/A	N/A	80,276	75,273

Other Income
Interest Income	N/A	N/A	(1,524)	(10,729)	(7,396)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	(N/A)	(N/A)	($12,704)	($69,547)	($67,877)

Basic and Diluted Loss Per Common Share	(N/A)	(N/A)	($0.00)	($0.00)	($0.00)

Weighted Average Common Shares Outstanding	(N/A)	(N/A)	11,012,541	11,682,356	12,180,000

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

Our plan of operations is to carry out an initial exploration program on each of our properties in order to ascertain whether any of them posses a commercially exploitable mineral deposit.  We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We have initiated our exploration program on all three of our properties and have completed Phase 1 on the Goldstar Property, Waterloo Property and Rosewall Gold as described below.

The Goldstar Property

We have completed the Phase 1 of our exploration program which consisted of prospecting, a geological examination of any outcrops encountered, 10 pan samples and 2 rock samples taken. The rock samples were taken from shear-hosted 30 cm. wide quartz veins located at Minfile occurrence # 082LSE 071.The rock samples GSRS-1 and 2 contained trace amounts of sphalerite, galena and pyrite, but showed trace to sub-economic precious and base metal values when assayed.

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

The Rosewall Gold Property

This initial phase of the recommended programs for the Rosewall Gold Property cost approximately $15,404; This work was completed in two trips, our first trip was on March 26 to 28th. The crew was unable to get the desired results due to late snowfall. The second trip from was from June 6th to 9th, 2008.

The Rosewall Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  As reported in older assessment reports, gold values in soil, silt and rock geochemistry indicated significant anomalies.  The present pan sample survey was very limited in scope; however it did not substantiate the reported gold values.  This failure to repeat the reported values may be due to several recent large slides and high water flow covering up the heavier minerals with light material.

Prospecting and mapping were hampered by 20 years of overgrowth and lack of road access.  Silicified basalt outcrops are relatively common but do not generally contain significant amounts of sulphide mineralization.  A more concerted effort should be made in the Rosewall area to relocate the drilled showings and locate new ones.

Additional work is needed to explore the reported gold in soil anomalies.  The property requires a program of concentrated exploration with the establishment surveyed control grids.  The grid areas should then be thoroughly prospected and geologically mapped with commensurate soil sampling surveys, EM and magnetometer geophysical surveys.  Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources.  The anticipated costs of this development are presented in two results-contingent stages.

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

The Waterloo Creek Property

Phase 1 of our proposed exploration program on the Waterloo Creek Property consists of reconnaissance geological mapping, prospecting and rock sampling. The estimated cost for this work is approximately $25,000. This phase was completed in March and June 2008.

The Waterloo Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  As reported in older assessment reports, gold values in soil, silt and rock geochemistry indicated significant anomalies.  The present pan sample survey was very limited in scope; however it did not substantiate the reported gold values.  This failure to repeat the reported values may be due to several recent large slides and high water flow covering up the heavier minerals with light material.

Prospecting and mapping were hampered by 20 years of overgrowth and lack of road access.  Silicified basalt outcrops are relatively common but do not generally contain significant amounts of sulphide mineralization.  A more concerted effort should be made in the Waterloo area to relocate the drilled showings and locate new ones.

Additional work is needed to explore the reported gold in soil anomalies.  The property requires a program of concentrated exploration with the establishment surveyed control grids.  The grid areas should then be thoroughly prospected and geologically mapped with commensurate soil sampling surveys, EM and magnetometer geophysical surveys.  Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources.  The anticipated costs of this development are presented in two results-contingent stages.

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

Results of Operations for Years Ended December 31, 2008 and 2007

We had no revenues in 2008 and 2007. Our general and administrative expenses decreased to 7 % to $75,273 in 2008, from $80,276 in the same period in 2007. This decrease was primarily attributable to legal and accounting expenses that were incurred in 2007.

In 2008, we also incurred $4,244 in mineral tenure fee expenses, a decrease of  31%, compared to $6,178 mineral tenure costs that we incurred in 2007.

Interest income decreased 31% to $7,396 in 2008, from $10,729 during the same period in 2007. This was the result of lower average cash balances and lower interest paid during 2008.

Our net loss in 2008 decreased to $67,877, from $69,547 in 2007. This decrease was primarily attributable to decreased costs for legal, accounting, mineral tenure fees and general administrative expenses that incurred in 2008.

Liquidity and Capital Resources for Years Ended December 31, 2007 and 2006

At December 31, 2008, the Company had a cash balance of $341,872, compared to a cash balance of $409,749 at December 31, 2007. This amount should be sufficient for purposes of conducting our exploration program through Phase 2.

During 2008, the Company used $67,877 of net cash from operating activities, as compared to $69,733 of net cash in 2007.

The Company has financed its operations primarily from cash on hand, through private placements and proceeds from public offering. Net cash provided by financing activities was $0 for 2008 compared to $310,000 for 2007.

The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the Warrants will be exercised in full or in part.

Plan of Operations

Our plan of operation is to conduct mineral exploration activities on each of our properties in order to assess whether the properties contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on any of our properties.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2008 we had $341,872 cash on hand and no liabilities.  From our inception May 3, 2006 through December 31, 2008 we have incurred a net loss of $150,128.

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

As of December 31, 2008, we completed phase one of our exploration program on our mineral claims; we anticipate initiating phase two exploration activities on our properties by the end of July 2009, at this time we are uncertain of the number of the recommended mineral exploration phases we will conduct on each of our properties before concluding that there are, or are not, commercially viable minerals on the property. The decision to proceed to the next exploration phase will be dependent upon the results of the prior exploration phase and the recommendation of our consulting geologist at that time.

As of December 31, 2008, we had cash on hand of $341,872. We have sufficient cash on hand to pay the anticipated costs of the proposed phase 2 exploration activities on our properties. We anticipate that we have sufficient funds to carry out the initial two phases on each of our properties, or focus our activities on specific properties if warranted; in such a case, the decision to conduct additional recommended exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon results of our exploration program and available financing at that time.

The actual cost of completing the exploration program may exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing prior to the completion of Phase 2 of the proposed three phase program. In addition, if we decide to proceed with additional work beyond phase 3 of our proposed exploration activities, of which there is no assurance, we may also be required to seek additional financing. The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the Warrants will be exercised in full or in part.

During the exploration stage of our business, our President will be devoting approximately 25% of his time to our business. We do not foresee this limited involvement negatively impacting our company over the next twelve months as all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants and geologists, will be expected to provide all tools needed for the exploratory work being conducted. There is no assurance that we will achieve all or any of our goals due to the "start up" nature of our business.

Related Party Transactions

Management Fees

During the year ended December 31, 2008, we paid a management fee of $1,875 to our President and CEO. This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

Rent

 Our corporate office is located at 6805 Sundance Trail, Riverside CA 92506. We pay no monthly rent for the use of this office. There is no lease or rent agreement in place. This is provided to us by our President and CEO.

.

Going Concern

We have not generated any revenues from operations; since inception, we have incurred a cumulative loss of $150,128 consisting of $67,877,  $69,547 and $12,704 respectively, during the past three fiscal years of operation. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. We expect to incur losses from our business operations and will require additional funding during 2009-2010. The satisfaction of our cash hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets as of December 31, 2008 and 2007

28

Consolidated Statements of Operations for the periods ended December 31, 2008 and 2007 from Inception (May 3, 2006) to December 31, 2008

29

Consolidated Statements of Stockholders’ Deficiency from Inception (May 3, 2006)

to December 31, 2008

30

Consolidated Statements of Cash Flows for the periods ended December 31, 2008 and 2007 and From Inception (May 3, 2006) to December 31, 2008

31

Notes to the Financial Statements

32-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc.

Riverside, California

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2008 and 2007, and for the period from May 3, 2006 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Mountain Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and for the period from May 3, 2006 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 23, 2009

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$341,872	$409,749
Other	-	-
Total current assets	$341,872	$409,749

Mineral Rights	40,000	40,000

Total assets	$381,872	$449,749

LIABILITIES
Current
Accounts payable and accrued liabilities	$ -	-

Total liabilities	-	-

STOCKHOLDERS' EQUITY

Stockholders' Deficiency

Common stock: $0.001 par value; Authorized: 76,000,000
Issued and outstanding: 12,180,000 (2007: 12,180,000)	12,180	12,180
Additional paid-in capital	519,820	519,820
Loss accumulated during the exploration stage	(150,128)	(82,251)

Total stockholders' deficiency	381,872	449,749

Total liabilities and stockholders' deficiency	$381,872	$449,749

(The accompanying notes are an integral part of these consolidated financial statements)

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the periods ended December 31, 2008 and 2007
and from inception (May 3, 2006) to December 31, 2008

			From inception
			(May 3, 2006)
			to December 31,
(Expressed in U.S. Dollars)	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Operating and administrative expenses

Advertising and promotional	969	1,628	3,483
Interest and bank charges	136	124	440
Loss on foreign exchange	-	-	53
Licenses and fees	4,244	6,178	11,117
Office and miscellaneous	4,790	9,005	15,355
Professional fees	48,114	52,885	111,853
Utilities	936	1,553	2,489
Management Fees	1,875		1,875
Exploration Costs	14,209	8,903	23,112

	75,273	80,276	169,777

Other income and expenses
Interest income	7,396	10,729	19,649
	7,396	10,729	19,649

Net loss available to common shareholders	$(67,877)	$(69,547)	$(150,128)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	12,180,000	11,682,356

(The accompanying notes are an integral part of these consolidated financial statements)

DUKE MOUNTAIN RESOURCES INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (May 3, 2006) to December 31, 2008

				Loss accumulated	Total
	Common Stock		Additional	during exploration	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Balances, May 3, 2006	-	$ -	$ -	$ -	$ -

Common stock issued for cash
In private placement May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash	1,000,000	1,000	49,000		50,000
In private placement, May 19, 2006	405,000	405	161,595		162,000

Common stock issued for cash in private
placement, November 14, 2006
Net Loss				-12,704
					-12,704

Balance, December 31, 2006	11,405,000	11,405	210,595	-12,704	209,296

Common stock issued for cash in public
offering, August 29, 2007	760,000	760	303,240	-	304,000

Common stock issued for cash in public	15,000	15	5,985		6,000
offering, October 31, 2007
Net Loss				-69,547	-69,547

Balances, December 31, 2007	12,180,00	12,180	519,820	-82,251	449,749
Net Loss				(67,877)	(67,877)

Balances, December 31, 2008	12,180,00	12,180	519,820	(150,128)	381,872

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the periods ended December 31, 2008, and 2007
and from inception (May 3, 2006) to December 31, 2008

			From inception
			(May 3, 2006)
			to December 31,
(Expressed in U.S. Dollars)	2008	2007	2008

Cash flows from operating activities

Net loss for the period	$ (67,877)	$ (69,547)	$ (150,128)

Change in operating assets and liabilities
Accounts payable	-	(515)	-
Other current assets	-	329	-
Accrued interest	-	-	-

Net cash used in operating activities	(67,877)	(69,733)	(150,128)

Cash flows from investing activities
Investment in mineral rights	-	-	(40,000)
Net cash used in investing activities	-	-	(40,000)

Cash flows from financing activities
Proceeds from public offering	-	310,000	310,000
Proceeds from private placement	-	-	222,000
Net cash flows from financing activities	-	310,000	532,000

Increase in cash and cash equivalents	(67,877)	240,267	341,872

Cash and cash equivalents, beginning of period	409,749	169,482	-
Cash and cash equivalents, end of period	$341,872	$409,749	$341,872
Supplemental disclosure of cash flow information Interest paid in cash	$136	$124	$440
Income tax paid in cash	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

DUKE MOUNTAIN RESOURCES, INC.

(A Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

(Expressed in US Dollars)

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINITIES

Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,503 hectares of mineral claims. All mineral claims were transferred to our Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from our former President and Chief Executive Officer (SEE NOTE 3).

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

The Company has not generated any revenues and has incurred losses of $150,128 since inception. The Company has incurred a loss of $67,877 during the year ended December 31, 2008. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has completed a private placements for gross proceeds of $222,000 and a public financing of $310,000, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. See (Note 6 for discussion of public financing.) However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

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

(d) Comprehensive Income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income has not been reported for the year ended December 31, 2008 since the only activity was the transfer of mineral claims which did not elicit a translation adjustment.

(e) Foreign Operations

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the statements of operations.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the Canadian dollar.

(f) Cash & Cash Equivalents

Cash and cash equivalents include bank deposits and a term deposit with an original maturity date of three months or less. Duke Mountain occasionally has cash with financial institutions in excess of insured limits.

(g) Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and Duke Mountain determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of December 31, 2008, phase one was completed on all three of our mineral claims and there has been no amortization for this work. Amortization will not begin until mining operations commence. All other costs related to the exploration and the development of unproven properties are expensed as incurred.

(h) Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisals, as applicable. Mineral right assets are tested annually for impairment and for the periods ended December 31, 2008 and 2007, no impairment exists.

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

The company accounts for unrecognized tax benefits in accordance with FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48).

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

(l) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 3).

(m) Recent Accounting Pronouncements

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning January 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement January 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

There are no other new accounting pronouncements that are expected to have a material impact on the company’s consolidated financial statements.

(n) Reclassifications

Certain prior-year balances have been reclassified to conform to the current year presentation.

NOTE 3.  Related Party Transactions

On May 19, 2006 and June 16, 2006, our former President, Chief Executive Officer, Chief Financial Officer and director acquired three mineral claims on the Company's behalf.  These mineral claims were held by our former President, in trust for the Company. Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.

On September 21, 2007 the Company organized a 100% wholly owned Canadian subsidiary incorporated in British Columbia. All mineral titles held in trust held by our former President were transferred to the Company’s Canadian subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007. There are a total of eight tenures which are 100% owned by the Company’s subsidiary. The tenures cover a total area of 1,483 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928, 560684 and 585763

On May 13, 2006, the Company completed a private placement with our former President and Chief Executive Officer where by 10,000,000 shares were purchased for $10,000 at $0.001 per share.

NOTE 4.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.  As of December 31, 2008, Duke Mountain did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $150,000 for the year ended December 31, 2008 which are available to reduce future taxable income.  The tax losses expire in 2026 to 2028.

The deferred tax asset associated with the tax loss carry-forward increased approximately $46,000 from December 31, 2007 and is approximately $58,500 as of December 31, 2008.A valuation allowance of $58,500 has been set up against the deferred tax asset due to the uncertainty as to the recoverability of the asset. The valuation allowance increased by approximately $46,000 in 2008 and $10,500 in 2007.

The fiscal years 2006 through 2008 remain open to examination by federal authorities and other jurisdictions of which the company operates

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

NOTE  7. Warrants

The movement of share purchase warrants can be summarized as follows:

	Number of	Weighted
	Warrants	Average
	Outstanding	Exercise Price

Class A Warrants (a)
Balance, December 31, 2007	-	-
Granted	775,000	$ 0.50
Exercised	-	$ -
Balance, December 31, 2008	775,000	$ 0.50

Class B Warrants (b)
Balance, December 31, 2007	-	-
Granted	775,000	$ 0.55
Exercised	-	$ -
Balance, December 31, 2008	775,000	$ 0.55

As of December 31, 2008, the following warrants were outstanding:

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

 Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company;

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (Chief Executive Officer and Chief Financial Officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).      Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2008, our internal control over financial reporting were effective.

Under the  rules promulgated by the US Securities and Exchange Commission (the “SEC”), the term “material weakness” means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur. Controls for financial close and reporting were in place as of year-end and were found to be operating effectively based on management testing of key controls as of December 31, 2008.

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

PART III

ITEM 10:  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information regarding each of the directors and officers of the Company:

Dave Gamache . - President, Director, CEO & CFO. Since 2001 Mr. Gamache has been the principal of the Allen Lee Group. A company that provides business consulting services to businesses and individuals.

Mr. Gamache is a former President, Director and Treasurer of Lake Victoria Mining Company.  Currently Mr. Gamache serves as Director and Officer of the following companies. Kibo Resources Company Inc, Microchannel Technologies Corp and Emergent Energy Corporation.

Mike Patton – Director, Secretary and Treasurer. Since 1980 Mr. Patton has been president of Three Star Drilling and Producing Corporation and Devin Energy Corporation, a publicly traded Company on the TSX Venture Exchange. Three Star Drilling is an independent oil producer in United States; it also has concessions in Romania and Papua, New Guinea. Mr. Patton holds a BS in Business from Auburn University, Masters of Business from Samford University and a JD from Birmingham School of Law.

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met in person 4 times and acted by unanimous written Minutes 4 times during the year ended December 31, 2008. Through December 31, 2008, our Board of Directors consisted of Mr. Dave Gamache, Mr. Mike Patton and our former Directors Mr. Herdev S. Rayat and Mr. Greg R. Thomson.

Director Compensation

Our President has received $1,875 compensation for serving as such in 2008.This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

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

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent accountants.

Compensation Committee.

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by the Company’s management.

Nominating Committee.

The Board does not currently have a standing Nominating Committee.  The Company does not maintain a policy for considering nominees.  The Company’s Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain the Company’s required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company’s Chief Executive Officer, Dave Gamache, 6805 Sundance Trail, Riverside CA, 92506, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Duke Mountain Resources, Inc., Attention: Corporate Secretary, 6805 Sundance Trail, Riverside CA, 92506.   The Board of Directors has approved a process pursuant to which the Corporate Secretary shall review and forward correspondence to the appropriate director or group of directors for response

Code of Ethics

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

ITEM 11:  EXECUTIVE COMPENSATION.

Renumeration and Executive Compensation

The following table shows, for the two-year period ended December 31, 2008, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2008 that exceeded $100,000.

Summary Compensation Table

   Securities

  Underlying

Name and

    Options

All Other

Principal Position               Year      Salary        Bonus

Other(1)

            Granted                 Compensation

Dave Gamache

2008

$0

$0

$1,875

   0

$0

President, CEO

2007

$0

$0

$0

   0

$0

and Director

Mike Patton

2008

$0

$0

$0

          0

$0

Director

2007

$0

$0

$0

          0

$0

(1) Mr. Gamache has received $1,875 compensation for serving as such in 2008.This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2008 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2008

Price ($/sh)

Date

Dave Gamache

0

0%

n/a

          n/a

Mike Patton

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2008

Options on December 31, 2008

Name

Exercisable

     Unexercisable

Exercisable

  Unexercisable

Dave Gamache

0

0

0

0

Mike Patton

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2008, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percentage

Herdev S. Rayat

10,000,000

  82%

1990 Tolmie Street

Vancouver, BC V6R 4C2

Dave Gamache

3,000

    0.02%

6805 Sundance Trail

Riverside, CA  92506

Mike Patton

0

    0

15301 Nimes Road

Irvine, CA 92604

Directors and Executive Officers

3,000

    0.02%

as a group ( 2 persons)

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

On May 19, 2006 and June 16, 2006, the Company’s former President, Chief Executive Officer, Chief Financial Officer and director acquired three mineral claims on the Company's behalf.  These mineral claims were held by our former President, in trust for the Company. Under the British Columbia Mineral Tenure Act, the title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.

On September 21, 2007 the Company organized a 100% wholly owned Canadian subsidiary incorporated in British Columbia. All mineral titles held in trust by our former President were transferred to the Company’s Canadian subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007. There are a total of eight tenures which are 100% owned by the Company’s subsidiary. The tenures cover a total area of 1,503 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928, 560684 and 585763.

On May 13, 2006, the Company completed a private placement with our former President and Chief Executive Officer pursuant to which 10,000,000 shares were purchased for $10,000 at $0.001 per share.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent accountants. They have served as our independent auditors since inception.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by our principal accountant in connection with the audit of our consolidated  financial statements for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form 10-K  and our  quarterly reports on Form 10-Q during the fiscal years ending  December  31, 2008 and December 31, 2007 were approximately $20,000 and $14,500 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our principal accountant for fiscal 2008 and 2007 were approximately $2,000 and $1,800 respectively

We do not currently have an audit committee.

PART IV ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the cumulative period from Inception (May 3, 2006) to December 31, 2008

•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 3, 2006 (Inception) to December 31, 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the cumulative period from Inception (May 3, 2006) to December 31, 2008

•	Notes to the Consolidated Financial Statements

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duke Mountain Resources, Inc.
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Dave Gamache	President, Chief Executive Officer,	March 30, 2009
Dave Gamache	Chief Financial Officer and Director

/s/ Mike Patton	Secretary, Treasurer and Director	March 30, 2009
Mike Patton

Exhibit Index

Exhibit No.	Description of Exhibit

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1

Certification by the Chief Executive Officer pursuant to 18  U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dave Gamache, certify that:

(1)	I have reviewed this annual report on Form 10-K of Duke Mountain Resources, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2009	By:	/s/ Dave Gamache
Dave Gamache
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dave Gamache, certify that:

(1)	I have reviewed this annual report on Form 10-K of Duke Mountain Resources, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2009 Date: March 9, 2009 Date: March 9, 2009 Date: March 9, 2009	By:	/s/ Dave Gamache
Dave Gamache
Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Duke Mountain Resources, Inc. (the “Company”) on the Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dave Gamache, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)	the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

DUKE MOUNTAIN RESOURCES, INC.

Date: March 30, 2009	By:	/s/ Dave Gamache
Dave Gamache
President and Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Duke Mountain Resources, Inc. (the “Company”) on the Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dave Gamache, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)	the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

DUKE MOUNTAIN RESOURCES, INC.

Date: March 30, 2009	By:	/s/ Dave Gamache
Dave Gamache
Chief Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

30