Form 10-Q
period 2009-03-31
Duke Mountain Resources, Inc
filed 2009-05-13
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2009

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

 There were 12,180,000 common shares outstanding of as of May 8, 2009.

CONTENTS

  PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’

EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE 5-7

ITEM 2. MANAGEMENT’S DISCUSSION AND

PAGE 7-9

ANALYSIS AND RESULTS OF OPERATIONS

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

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

                      March 31, 2009  December 31, 2008

      (unaudited)

         ASSETS

Current Assets

    Cash & cash equivalents

$

338,741

$

341,872

_________________

________________

Total current assets

338,741

341,872

Mineral rights

                15,000

  40,000

_________________

________________

Total assets

$

353,741

$

381,872

_________________

________________

        LIABILITIES AND STOCKHOLDERS’ EQUITY

  Current Liabilities

       Accounts payable

$

       -

$                 -

________________

_______________  Total current liabilities                                   -                -

    Stockholders’ Equity

        Common stock, $0.001 par value: Authorized: 76,000,000 shares,

        Issued and outstanding: 12,180,000 shares

  12,180

                12,180

        Additional paid-in capital

519,820

519,820

        Loss accumulated during the exploration stage

             (178,259)

             (150,128)

__________________

________________

Total stockholders’ equity

353,741

381,872

__________________

________________

Total liabilities and stockholders’ equity

$

353,741

$

381,872

__________________

________________

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended March 31, 2009 and 2008 and from Inception (May 3, 2006) to March 31, 2009

(unaudited)

From Inception (May 3, 2006) to

March 31, 2009

March 31, 2008

March 31, 2009

Revenue

 $

-

$

-

  $

-

Operating Expenses

Advertising and promotional

320

 108

3,803

Licenses and fees

619

                2,134

                11,736

Loss from foreign exchange

  -

  -

     53

Office and miscellaneous

                   40

                   565

                15,395

Write-off of mineral rights

            25,000

  -

                25,000

Exploration Costs

  -

  -

                23,112

Management fees

              2,250

  -

4,125

Professional fees

                 798

              18,132                         112,651

Utilities

  -

                   544

                  2,489___

Total Operating Expenses

               29,029                          21,483    __                 198,364___

Other income and (expenses)

Interest expense

 (10)

 (71)

                 (450)

Interest income

                    906                            2,733

               20,555__

       Total other income and (expenses)                              896                            2,662                          20,105

Loss before income taxes

                 (28,131)

                 (18,821)                 (178,259)

Provision for income taxes                                                      -                                      -                               -

Net loss

  $             (28,131)          $             (18,821)

 $         (178,259)

Loss per share-basic and diluted

  $              (0.00)           $               (0.00)

Weighted average number of common shares

outstanding – basic and diluted

           12,180,000

         12,180,000

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

from Inception (May 3, 2006) to March 31, 2009

(unaudited)

Loss

          Accumulated

           During the

     Total

       Common Stock

       Additional               Exploration

 Stockholders’

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

   6,000

Net loss

(69,547)

             (69,547)

__________

_________

__________

_________

______________

Balances, December 31, 2007

 12,180,000

12,180

519,820

(82,251)

             449,749

Net loss

(67,877)

             (67,877)

___________

____________

____________

____________

_______________

Balances, December 31, 2008

12,180,000

 12,180

 519,820

 (150,128)                         381,872

Net loss

  (28,131)

            (28,131)

___________

____________

____________

___________

_____________

Balances, March 31, 2009

12,180,000

$12,180

$519,820

$(178,259)

$           353,741

___________

____________

_____________

___________

_____________

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009, and 2008 and from Inception (May 3, 2006) to March 31, 2009

(unaudited)

From inception

(May 3, 2006) to

March 31, 2009

   March 31, 2008

March 31, 2009

Cash Flows from Operating Activities

   Net loss for the period

$          (28,131)

$

(18,821)

$ (178,259)

   Write-off of mineral rights

$            25,000

$     25,000

________________        _______ ___

  _____

__

   Net cash used in operating activities

(3,131)

(18,821)

    (153,259)

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

________________

_________________      ______________

Net cash flows from financing activities

   -

      -

                 532,000

________________

_________________

______________

Change in cash and cash equivalents

(3,131)

  (18,821)                 338,741

Cash and cash equivalents, beginning of period

           341,872

  409,749                      -

________________

__________________

______________

Cash and cash equivalents, end of period

$

338,741

$

  390,928

$    338,741

Supplemental disclosure of cash flow information:

Cash paid for:

Interest

$

 10

$

71

$         450

Income taxes

$

  -

$

 -

$

-

The accompanying  notes are an integral part of these financial statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008 and the period from May 3, 2006 (inception) through March 31, 2009, and cash flows for the three months ended March 31, 2009 and 2008 and from May 3, 2006 (inception) through March 31, 2009.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred losses of $178,259 since inception. The Company has incurred a loss of $28,131 during the quarter ended March 31, 2009. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and the Company determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of   March 31, 2009, the Company has completed phase one of its exploration program on all three of its mineral claims. As a result of the unsatisfactory Phase 1 results, management has decided not to further pursue the Goldstar and Rosewall mineral claims and has written-off the $25,000 of the mineral rights associated with these those mineral claims. Amortization will not begin until mining operations commence and there has been no amortization to date. All other costs related to the exploration and the development of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of March 31, 2009 and 2008. These common stock equivalents are not included in the earnings per share computation since they are anti dilutive due to the net loss of the Company.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instrument (“FSB 107-1”). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending June 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009 as applicable.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Asset in a Market That Is Not Active. The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of FAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The adoption of FSP FAS 157-3 did not have a significant impact on the Company’s consolidated financial statements.

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

Note 5.  Income Taxes

 As of March 31, 2009, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements. The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.

The Company has tax losses of carry forwards of approximately $178,000 as of March 31, 2009 which are available to reduce future taxable income.  The tax losses expire in 2026 to 2029.

The deferred tax asset associated with the tax loss carry-forward is approximately $69,500 as of March 31, 2009.  A valuation allowance of $69,500 has been set up against the deferred tax asset due to the uncertainty as to the recoverability of the asset.

Note 6. Warrants

The movement of share purchase warrants is summarized as follows:

As of  March 31, 2009, the following warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.50 each expiring on October 31, 2012

(b)

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.55 each expiring on October 31, 2012.

No warrants were exercised through March 31, 2009

Note 7. Subsequent Event

On April 20, 2009 the Company entered into a definitive agreement with Pacific Recovery Group. The Company paid $20,000 to Pacific Recovery Group for a 4% interest in over 25 treasure recovery projects on the Island of Luzon, Philippines. The $20,000 is an unsecured loan to be repaid with the proceeds from the recovery of the treasure.

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

 Plan of Operations

Goldstar Property:

Phase 1 work

We have completed Phase 1 of our exploration program on our Goldstar property, which consisted of  reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,340. This phase was completed in December 2007. After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Goldstar were written off during the quarter ended March 31, 2009

Rosewall Gold:

Phase 1 Work

We have completed Phase 1 of our exploration program on our Rosewall Gold Property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,397. This phase one was completed in June 2008.  After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Rosewall Gold were written off during the quarter ended March 31, 2009

Waterloo Creek Property:

Phase 1 Work

We have completed Phase 1 of our exploration program on our Rosewall Gold Property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $7,105. This phase one was completed in June 2008. Further geological  work will be conducted for Phase 1 during the second quarter of 2009 after which a determination will be made regarding Phase 2 work.

Phase 2 Work and Cost Estimate

Phase 2 of the proposed exploration program consists of detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets; the projected cost is approximately $100,000. We do not have a start date for phase 2 exploration until our consulting geologist recommends phase 2 work based on review of data from phase 1 exploration.

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

As of March 31, 2009, we had cash reserves of $338,741 and as of December 31, 2008, we had cash reserves of $341,872. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.

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

Results of Operations

We incurred a loss of $28,131 for the three months ended March 31, 2009 compared to a loss of $18,821 for the same period of 2008. We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties. We expect our total operating expenses to be approximately $12,000 per quarter for the remainder of 2009.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of March 31, 2009, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $178,259 for the period from May 3, 2006 (inception) to March 31, 2009 and a loss of $28,131 for the three months ending March 31, 2009.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

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

In order for us to perform any further exploration or extensive testing past the second phase we will need to obtain additional financing.  As of March 31, 2009 we had cash in the amount of $338,741. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will have sufficient funds to carry out  phases 1 on all properties and phase 2 exploration work for the Waterloo property for approximately $117,842 (to the extent warranted by our exploration results), we will require additional capital for phase 3 work on our Waterloo Property and additional capital for general corporate expenses.

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

Of the 12,180,000 shares of common stock issued and outstanding, assuming no warrants are exercised, 11,405,000 shares are deemed “restricted securities,” within the meaning of Rule 144; eighty two (82%) percent of these restricted shares are owned by our former Director. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

 Date:  May 13, 2009

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

 Date: May 13, 2009

 __ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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