Form 10-Q
period 2009-06-30
Duke Mountain Resources, Inc
filed 2009-08-14
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2009

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

 There were 12,180,000 common shares outstanding of as of August 12, 2009.

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

PAGE 10-15

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

                       June 30, 2009  December 31, 2008

      (unaudited)

         ASSETS

Current Assets

    Cash & cash equivalents

$

300,136

$

341,872

                                                                       ________________  _______________     Total current assets                             300,136                             341,872

Mineral rights

                 15,000

  40,000

Loan Receivable

   20,000

 Less allowance for doubtful accounts                (20,000)                          ________________  ________________

Total assets

$

 315,136

$

381,872

_________________

________________

        LIABILITIES AND STOCKHOLDERS’ EQUITY

  Current Liabilities

       Accounts payable

$

       100

$                 -

________________

_______________  Total current liabilities                                   100                            -

    Stockholders’ Equity

        Common stock, $0.001 par value: Authorized: 76,000,000 shares,

        Issued and outstanding: 12,180,000 shares

  12,180

                12,180

        Additional paid-in capital

519,820

519,820

        Loss accumulated during the exploration stage

             (216,964)

             (150,128)

__________________

________________

Total stockholders’ equity

315,036

381,872

__________________

________________

Total liabilities and stockholders’ equity

$

315,136

$

381,872

__________________

________________

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months and six months  ended June 30, 2009 and 2008 and from Inception (May 3, 2006) to June 30, 2009

(unaudited)

Three months ended

              Six months ended

From Inception (May 3, 2006) to

  June 30, 2009

 June 30, 2008

     June 30, 2009

June 30, 2008

June 30, 2009

Revenue

 $            1,520

$                -

  $

1,520

$           -

$

1,520

Operating Expenses

Advertising and promotional

  -

186

   320

           294

3,803

 Licenses and fees        199                    914                       818           3,048                  11,935

Loss from foreign exchange

  -

  -

     -

             -

     53

Office and miscellaneous

              1,190

                1,282

                  1,229

         1,847

                16,585

Write-off of mineral rights

-

  -

                25,000

             -

                                  25,000

Loan receivable allowance

            20,000

                20,000

                20,000

Exploration Costs

  -

  -

                       -                         -                                     23,112

Management fees

              3,000

  -

5,250                      -                                       7,125

Professional fees

             16,465

              25,248                           17,263

       43,380                               129,116

Utilities

  -

                   135

                       -                       679                                   2,489___

Total Operating Expenses

             40,854                          27,765    __                   69,880                49,248 _______________239,218

Operating Loss

           (39,334)

             (27,765)

               (68,360)            (49,248)

            (237,698)

Other income and (expenses)

Interest expense

 (35)

 (42)

                 (46)

        (113)

              (485)

Interest income

                   664                             1,673

                1,570__

       4,406

            21,219

       Total other income and (expenses)                             629                           1,631_____________1,524 _________4,293________________20,734

Loss before income taxes

                 (38,705)

                 (26,134)                 (66,836)

   (44,955)

         (216,964)

Provision for income taxes                                               ____-_________________-_______________-_____________-______________________-_

Net loss

  $             (38,705)          $           (26,134)

 $         (66,836)             (44,955)

         (216,964)

Loss per share-basic and diluted

  $              (0.00)             $               (0.00)

 $            (0.00)

$      (0.00)

Weighted average number of common shares

outstanding – basic and diluted

       12,180,000

12,180,000

12,180,000    12,180,000

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

from Inception (May 3, 2006) to June 30, 2009

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

Net loss

    (66,836)

             (66,836)

___________

____________

____________

____________

_____________

Balances June 30, 2009

12,180,000

$12,180

$519,820

$(216,964)

$            315,036

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009, and 2008 and from Inception (May 3, 2006) to June 30, 2009

(unaudited)

From inception

(May 3, 2006) to

June 30, 2009

June 30, 2008

June 30, 2009

Cash Flows from Operating Activities

   Net loss for the period

$          (66,836)

$

(44,955)

$ (216,964)

   Adjustments reconciling net loss to net cash

    used in operating activities:

    Write-off of mineral rights                                                          25,000                                         -                   25,000

     Allowance for doubtful accounts

20,000

       20,000

Change in operating assets and liabilities

Accounts payable

      100

   6,039                         100

  Loan receivable                                  (20,000)           -         (20,000)    Accrued interest              -                                         -                            -                                       _____________          _______ _____          ____________

   Net cash used in operating activities

(41,736)

            (38,916)

                 (191,864)

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

________________

_________________      ___________

Net cash flows from financing activities

   -

      -

                 532,000

________________

_________________

____________

Change in cash and cash equivalents

(41,736)

  (38,916)              300,136

Cash and cash equivalents, beginning of period

             341,872

  409,749                      -

________________

__________________

_____________

Cash and cash equivalents, end of period

$

300,136

$

  370,833

$    300,136

Supplemental disclosure of cash flow information:

Cash paid for:

Interest

$

 46

$

113

$         485

Income taxes

$

  -

$

 -

$

-

_____________________________________________________________________________________________________________

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

The accompanying unaudited interim financial statements in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the three and six months ended June 30, 2009 and 2008 and the period from May 3, 2006 (inception) through June 30, 2009, and cash flows for the six months ended June 30, 2009 and 2008 and from May 3, 2006 (inception) through June 30, 2009.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred losses of $216,964 since inception. The Company has incurred a loss of $38,705 during the quarter ended June 30, 2009. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and the Company determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of   June 30, 2009, the Company has completed phase one of its exploration program on all three of its mineral claims. As a result of the unsatisfactory Phase 1 results, management has decided not to further pursue the Goldstar and Rosewall mineral claims and has written-off the $25,000 of the mineral rights associated with these mineral claims. Amortization will not begin until mining operations commence and there has been no amortization to date. All other costs related to the exploration and the development of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of June 30, 2009 and 2008. These common stock equivalents are not included in the earnings per share computation since they are anti dilutive due to the net loss of the Company.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted FAS 165 during the second quarter of 2009. The Company has evaluated subsequent events and any related required disclosures through August 14, 2009, which is the date of the filing of this Quarterly Report on Form 10Q with the Securities and Exchange Commission.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value Instruments (“FSP 107-1”). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 107-1 for it’s quarter ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are not Orderly (“FSP FAS 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157.  FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 for its quarter ended June 30, 2009. There was no impact on the Company’s financial position or results of operations from adoption.

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

Note 5.  Income Taxes

 As of June 30, 2009, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements. The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.

The Company has tax losses of carry forwards of approximately $216,000 as of June 30, 2009 which are available to reduce future taxable income.  The tax losses expire in 2026 to 2029.

The deferred tax asset associated with the tax loss carry-forward is approximately $75,600 as of June 30, 2009.  A valuation allowance of $75,600 has been set up against the deferred tax asset due to the uncertainty as to the recoverability of the asset.

Note 6. Warrants

The movement of share purchase warrants is summarized as follows:

As of  June 30, 2009, the following warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.50 each expiring on October 31, 2012

(b)

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.55 each expiring on October 31, 2012.

No warrants were exercised through June 30, 2009

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

 Plan of Operations

Goldstar Property:

Phase 1 work

We have completed Phase 1 of our exploration program on our Goldstar property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,340. This phase was completed in December 2007. After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Goldstar were written off during the quarter ended March 31, 2009.

Rosewall Gold:

Phase 1 Work

We have completed Phase 1 of our exploration program on our Rosewall Gold Property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,397. This phase one was completed in June 2008.  After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Rosewall Gold were written off during the quarter ended March 31, 2009.

Waterloo Creek Property:

Phase 1 Work and Cost Estimate

Phase 1 of the proposed program consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $7,105. This work was completed in June 2008. Further evaluation is required to determine if Phase 2 work is economically viable. The further evaluation of Phase 1 has not yet been completed

Phase 2 Work and Cost Estimate

Phase 2 of the proposed exploration program consists of detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets; the projected cost is approximately $100,000. We do not have a start date for phase 2 exploration until our consulting geologist recommends phase 2 work based on review of data from phase 1.

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

As of June 30, 2009, we had cash reserves of $300,136 and as of December 31, 2008, we had cash reserves of $341,872. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash reserves.

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

Results of Operations

We incurred a loss of $66,836 for the six months ended June 30, 2009 compared to a loss of $44,955 for the same period in 2008.

 We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties.

We expect our total operating expenses to be approximately $12,000 per quarter for the remainder of 2009. We generated $1,520 in revenues this quarter through Hardin Marine Arrowhead. This was a one time event due to our President and CEO Mr. Dave Gamache being associated with Hardin Marine Arrowhead and the Allen Lee Group. We provided web site consulting services to Hardin Marine Arrowhead and then the Allen Lee Group developed and implemented the web design changes.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of June 30, 2009, that our disclosure controls and procedures were effective such that the information required to be disclosed in our

Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred a net loss of $216,964 for the period from May 3, 2006 (inception) to June 30, 2009 and a loss of $66,836 for the six months ending June 30, 2009.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our operations. In order for us to perform any further exploration or extensive testing  we will need to obtain additional financing.  As of June 30, 2009 we had cash in the amount of $300,136. We currently do not have any operations and we have no income.

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

The price of our common stock may fluctuate significantly and may be negatively affected by factors beyond our ability to ontrol or predict.

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

     Exhibit 10.1

Loan Agreement with Pacific Recovery Group

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  August 14, 2009

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

 Date: August 14, 2009

 __ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 _ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 10.1

MEMORANDUM OF AGREEMENT

This Agreement effective April 20, 2009 is made and entered into by and between:

Duke Mountain Resources, Inc. a Nevada Corporation, with postal address at 6805 Sundance Trail  Riverside, CA 92506, herein after referred to as the “CREDITOR,”

and

Pacific Recovery Group address at Ground Floor, Teresa Building McArthur Highway, Balibago, Angeles City, Pampanga, 2009 Philippines, hereinafter referred to as the “DEBTOR”

WITNESSETH:

WHEREAS, the DEBTOR is primarily engaged in the business of searching for and recovering “Imperial Japanese Treasure”, that was buried in the Philippines during World War II, as well as being engaged in the purchase and acquisition of real properties.

WHEREAS, the term “treasure” shall be understood as any tangible or intangible thing of value that may be found as a result of any excavation, including, but not limited to, gold, silver, or any precious or rare metal, diamonds, gems, art works, artifacts, coins, jewelry, memorabilia, documents and the like;

WHEREAS, the DEBTOR is allowed to enter to any joint venture relationship with any individual, partnership or corporation, either as a participant, a real property owner, franchise grantee, licensee, permit holder, or in any other capacity allowed by the Philippine laws, respecting exploration and/or excavation of gold, buried treasure and other valuables, at project sites duly designated for the purpose by concerned authorities;

WHEREAS, the CREDITOR is willing to extend an unsecured loan of $20,000.00 USD to the DEBTOR in accordance with the terms of this Agreement, and will receive 4% of the treasure recovered from all projects, to be paid solely from the net recovered treasure or valuables.

WHEREAS, the identity and description of the various project sites shall be described in details within the Project Updates of the DEBTOR, to be routinely circulated to the CREDITOR herein, as well as to the other creditors.

NOW THEREFORE, in consideration of the foregoing premises, the parties hereby agree, as follows:

1.

Representations of the DEBTOR: In connection with this Agreement, the DEBTOR offers the following                warranties:

(a)

That the DEBTOR has obtained and shall continue to obtain all the necessary permits and licenses required from the appropriate governmental agencies. It shall also cause the preparation of contracts/agreements with private individuals, in pursuit of the venture as described herein. The DEBTOR further warrants that the venture is not unlawful.

(b)

That the intent of this Agreement, among others, is to provide a  payment  amounting to 4% of net income from all recovery projects for the account of the CREDITOR. We have located and prepared 2 areas for immediate recovery. We have 100% reliable and accurate information on that will lead us to the Treasure. We expect there will be 30 metric tons on the first site and at least 250 metric tons on the second. Once we have made a recovery we will process around 30 Kilos a day of which 20 kilos are ours 11 kilos are the owners, workers, and local communities.

(c)

All payments to the CREDITOR’S shall be paid in US Dollar ($). In this connection, the CREDITOR hereby agrees that the DEBTOR shall have the sole right to take whatever steps are necessary to convert any recovered valuables or treasure to US Dollars The amount we process should increase substantially when we add additional ovens from the Science and Technology Department of the Philippines. We are all looking forward to the beginning of our success. Remember this is the beginning. We have over 25 sites that we have accurate and specific information to access.

2.

Representations of the CREDITOR: The CREDITOR hereby makes the following representations and/ or warranties:

(a)

Review and Evaluation of Confidential Information. The CREDITOR acknowledges that he has had the opportunity to ask the DEBTOR questions pertaining to the business involved in this Agreement, as well as on the risks appurtenant thereto.

(b)

CREDITOR’S Financial Experience. The CREDITOR represents that he is financially stable and sufficiently experienced in financial and business matters and capable of evaluating the merits and risks involved in this loan arrangement. The CREDITOR also warrants that he is capable of absorbing the loss of this credit extension to DEBTOR, if necessary, which could happen due to the speculative nature of the Debtors’ business activities.

(c)

Suitability of Credit Extension. The CREDITOR or his authorized representative, if any, has evaluated the merits and risks of extending this loan to the DEBTOR.

(d)

Unsecured Credit Extension. The CREDITOR, or his authorized representative, if any, warrants that he understands that his credit extension as described herein is not secured by any collateral or security, and the DEBTOR shall not pledge any collateral or security to CREDITOR therefore.

(e)

Limitations on Disposition. The CREDITOR understands that his unsecured credit extension to DEBTOR cannot be assigned nor otherwise transferred unless it is with the written consent of the DEBTOR.

(f)

Residency. The CREDITOR represents that his principal place of business is at 6805 Sundance Trail Riverside, CA 92506, and shall not change such location without first informing the DEBTOR.

(g)

Non-reliance. The CREDITOR shall not rely on the DEBTOR with respect to the tax and economic effects of this loan extension.

 (h)

Payment by the Debtor. The CREDITOR hereby acknowledges and agrees that repayment of his loan shall be solely dependent on the completion of a recovery of treasure or valuables and successful marketing of the same by the DEBTOR, in the Philippines. Thus, CREDITOR agrees to hold that the DEBTOR, at all times after the effectively of this Agreement, shall be free from any liability, damage or deficiency. The CREDITOR further warrants that he shall not cause the filing of actions, suits, proceedings, demands, assessments, judgments, costs and expenses including attorney's fees, incident to the undertaking and exploration of treasure and valuables. CREDITOR also understands that he shall only be paid if and only if the DEBTOR successfully uncovers such treasures in the Philippines and profitably markets them.

(i)

Formula for Payment. The CREDITOR hereby understands and agrees that the intent of this Agreement in respect to the payment of this loan is to provide a 4% of net payment in all recoveries.

(j)

Obligation. The CREDITOR agrees that this Agreement constitutes a valid and legally binding obligation on his part. He warrants that he shall not assail the validity of this Agreement after the execution thereof, or after the consummation of intents herein entered. He understands that execution and delivery of this Agreement does not and will not be construed to have violated any laws, or any mortgage or lien agreement, indenture, lease or understanding, whether oral or written, of any kind whatsoever.

(k)

Approvals Required. No approval, authorization, consent, order or other action of, or filing with, any person, firm or corporation or any court, administrative agency or other governmental authority is required in connection with the execution and delivery of this Agreement by the CREDITOR or the consummation of the transactions described herein, except to the extent that the CREDITOR is required to fill reports in accordance with relevant regulations under the laws.

(l)

Control and Management. The CREDITOR agrees that the DEBTOR or its joint venture partners shall serve as the general excavating contractor with total responsibility for and full operational control of the projects. The CREDITOR hereby understands that multiple excavations may occur simultaneously and that multiple contractors may be hired. The CREDITOR also agrees that the DEBTOR has full operational control and has final decision over selection of any and all exploration and recovery projects or sites.

(m)

Operational Expenses. The CREDITOR fully agrees that the DEBTOR, at its sole discretion, is duly empowered to commit, transfer, allocate or otherwise expend the loan proceeds transferred within this Agreement toward operational expenses, construction, base camps, fixed overhead, capital equipment, rentals, debts, loans, real estate, research and development, investments, machinery, exploration, search or recovery operations and/or exploratory drilling and excavations or in any other manner deemed necessary in the sole opinion of the DEBTOR.

(n)

Acknowledgment. The CREDITOR acknowledges that he has been told that this loan extension is extremely risky, considering the nature of the business that the DEBTOR is engaged in. The CREDITOR understands that it may result in the entire loss of all loans tendered herein, which make such credit extensions even more risky, and that there are no warranties that the DEBTOR or its joint venture partners know for sure where the treasure or valuables have been buried, if any. Moreover, there are no guarantees of success, nor representations of any percent of likelihood of success. Furthermore, no representations have been made regarding any tax benefits being available to the DEBTOR. In addition, the CREDITOR understands that notarial acknowledgment of this document shall be dispensed away with, if one of the signatories in this Agreement is not in the Philippines.

WHEREFORE, for and in consideration of 4% interest in all recovery projects the CREDITOR hereby extends in favor of the DEBTOR an unsecured loan in the amount of Twenty Thousand US Dollars ($20,000), receipt of which is hereby acknowledged, for the proposed search and recovery of valuables and/or treasure in the Republic of the Philippines, and for all the other various loan proceeds purposes as outlined within this Agreement.

This Agreement shall be governed and construed in accordance with the laws of the Republic of the Philippines. The CREDITOR acknowledges that payment hereunder is made in the Philippines, and that part of the performance herein has occurred and will occur in the Philippines. The CREDITOR further agrees that the venue shall lie in the Courts of the Philippines, in the event any claims or disputes hereunder may be litigated.

If any provision of the Agreement is held to be illegal, invalid or unenforceable under present or future laws, such provision shall be fully severable, and this Agreement shall be construed in full force and effect, as if such illegal, invalid or unenforceable provision never comprised a part hereof, and the provisions hereof shall remain in full force and effect, notwithstanding such unenforceable provision.

This Agreement shall be binding upon and shall inure to the benefit of the CREDITOR, his heirs and administrators, and may not be assigned nor transferred in any manner whatsoever, without the prior written consent of the DEBTOR.

This Agreement constitutes the entire Agreement of the parties, and supersedes and renders void any and all agreements and undertakings, verbal or written, previously entered into between them. There shall be no agreements or understandings, verbal or written, between the parties, other than and apart from what has been contained in this Agreement. Any alteration, revision or modification in any of the terms, conditions, covenants, agreements or stipulations herein shall be made in writing and be executed by the parties, before such alteration, revision or modification may take effect.

This Agreement may be executed in any number of counterparts, or multiple originals, each of which when so executed and delivered shall be deemed to be an original and all of which together shall be deemed to be one and the same Agreement.

IN WITNESS WHEREOF, the parties have hereunto agreed, affirmed and verified these presents, as they set their hands and affix their signatures herein. Thus:

                 FOR THE DEBTOR

        FOR THE CREDITOR:

/s/

/s/

   _______________________________                          ________________________________

 Jerry Bradford - Project Partner

                                        David Gamache – President

                                                                                                                              Duke Mountain Resources

Signed on     April 20, 2009

          Signed on      April 20, 2009

Signed at Angeles City, Pampanga, Philippines

           Signed at Riverside, CA