Form 10-Q
period 2009-09-30
Duke Mountain Resources, Inc
filed 2009-11-13
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2009

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

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of   “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer   [   ] Non-accelerated Filer [  ] Smaller Reporting Company [ x ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X ] No

 There were 12,180,000 common shares outstanding of as of November 13, 2009.

CONTENTS

 PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGE 5-7

ITEM 2. MANAGEMENT’S DISCUSSION AND

PAGE 7-9

ANALYSIS AND RESULTS OF OPERATIONS

ITEM 4.T CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

PAGE 9-14

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE

OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                       September 30, 2009 December 31, 2008

         ASSETS

Current Assets

    Cash and cash equivalents

$

290,743

$

341,872

                                                                       ________________  _______________     Total current assets                             290,743                             341,872

Mineral rights

                 15,000

  40,000

Note Receivable, net of allowance for doubtful accounts of $20,000

            -

           -

                                                 ________________         ________________

Total assets

$

 305,743

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

    Stockholders’ Equity

        Common stock, $0.001 par value: Authorized: 76,000,000 shares,

        Issued and outstanding: 12,180,000 shares

  12,180

                12,180

        Additional paid-in capital

519,820

519,820

        Deficit accumulated during the exploration stage

             (226,257)

             (150,128)

__________________

________________

Total stockholders’ equity

305,743

381,872

__________________

________________

Total liabilities and stockholders’ equity

$

305,743

$

381,872

__________________

________________

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

Three months ended

              Nine months ended

From Inception (May 3, 2006) to

  September 30, 2009

 September 30, 2008

  September 30, 2009

September 30, 2008          September 30, 2009

Revenue

 $                  -

$                -

  $

         -

$           -

$

-

Costs and Expenses

Advertising and promotional

  -

242

   320

           536

3,803

 Licenses and fees          -                    967                       818           4,015                  11,935

Loss from foreign exchange

  -

  -

     -

             -

     53

Office and miscellaneous

                    -

                1,733

                  1,229

         3,580

                16,585

Impairment of mineral rights

 -

  -

                25,000

             -

                                  25,000

Bad debt

                   -

-

                20,000

-

                20,000

Exploration Costs

  -

  -

                       -                         -                                     23,112

Management fees

             2,250

  -

7,500                      -                                       9,375

Professional fees

             7,519

                3,346                           24,782

       46,726                               136,635

Utilities

  -

                   257

                       -                       936                                   2,489___

Total Costs and Expenses

             9,769                            6,545    __                   79,649                 55,793 ___    ____________248,987

Operating Loss

           (9,769)

              (6,545)

               (79,649)            (55,793)

            (248,987)

Other income and (expenses)

Interest expense

     -

 (23)

                 (46)

        (136)

               (485)

Interest income

                   476                             1,621

               2,046

       6,027

             21,695

Other income from related party

                     -                              -

                                1,520

           -

                                1,520

       Total other income and (expenses)                             476                            1,598____________3,520_________5,891_________   _______22,730

Loss before income taxes

                 (9,293)

                 (4,947)                 (76,129)

   (49,902)

         (226,257)

Provision for income taxes                                               ____-_________________-_______________-_____________-______________________-_

Net loss

  $             (9,293)          $           (4,947)

 $         (76,129)           $ (49,902)

$         (226,257)

Loss per share-basic and diluted

  $              (0.00)             $               (0.00)

 $            (0.01)

$      (0.00)

Weighted average number of common shares

outstanding – basic and diluted

       12,180,000                       12,180,000            12,180,000           12,180,000

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

from Inception (May 3, 2006) to September 30, 2009

(unaudited)

Deficit

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

Net loss

    (76,129)

             (76,129)

___________

____________

____________

____________

_____________

Balances, September 30, 2009

12,180,000

$12,180

$519,820

$ (226,257)

$            305,743

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

From inception

(May 3, 2006) to

                 September 30, 2009

   September 30, 2008         September 30, 2009

Cash Flows from Operating Activities

   Net loss

$          (76,129)

$

(49,902)

$ (226,257)

   Adjustments reconciling net loss to net cash

    used in operating activities:

    Impairment of mineral rights                                                          25,000                                         -                   25,000

     Bad debt

20,000

       20,000

Change in operating assets and liabilities

Accounts payable

           -

        -                                 -

                          _____________          _______ _____          ____________

   Net cash used in operating activities

(31,129)

            (49,902)

                 (181,257)

Cash Flows from Investing Activities

Note receivable

                          (20,000)

       -

     (20,000)

Investment in mineral rights

 -

      -

                  (40,000)

   Net cash used in investing Activities                             (20,000)                                        -                 (60,000)

Cash Flows from Financing Activities

Proceeds from public offering

                 -

      -                       310,000

  Proceeds from private placement          -            -                       222,000

________________

_________________      ___________

Net cash flows provided by financing activities

   -

      -

                 532,000

________________

_________________

____________

Change in cash and cash equivalents

(51,129)

  (49,902)              290,743

Cash and cash equivalents, beginning of period

             341,872

  409,749                      -

________________

__________________

_____________

Cash and cash equivalents, end of period

$

290,743

$

  359,847

$   290,743

Supplemental disclosure of cash flow information:

Cash paid for:

Interest

$

 46

$

136

$         485

Income taxes

$

  -

$

 -

$

-

_____________________________________________________________________________________________________________

The accompanying  notes are an integral part of these financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Going Concern Uncertainties

Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary conducts all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,315 hectares of mineral claims. All mineral claims were transferred to the Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from the Company’s former President and Chief Executive Officer.

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

The accompanying unaudited interim financial statements, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three and nine months ended September 30, 2009 and 2008 and the period from May 3, 2006 (inception) through September 30, 2009, and cash flows for the nine months ended September 30, 2009 and 2008 and from May 3, 2006 (inception) through September 30, 2009.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $226,257 since inception. The Company has incurred a loss of $9,293 during the quarter ended September 30, 2009. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To initially meet these objectives, the Company has completed a private placement for gross proceeds of $222,000 and a public financing of $310,000, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and the Company determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of   September 30, 2009, the Company has completed phase one of its exploration program on all three of its mineral claims. As a result of the unsatisfactory Phase 1 results, management decided not to further pursue the Goldstar and Rosewall mineral claims and impaired $25,000 of the mineral rights associated with those mineral claims. Amortization will not begin until mining operations commence; there has been no amortization to date. All other costs related to the exploration of unproven properties are expensed as incurred.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of September 30, 2009. These common stock equivalents are not included in the earnings per share computation since they are anti dilutive due to the net loss of the Company for the related periods.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued FAS 165 (ASC 855-10), “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 (ASC 855-10)  requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted FAS 165 (ASC 855-10) during the second quarter of 2009. The Company has evaluated subsequent events and any related required disclosures through the date of the filing of this Quarterly Report on Form 10Q with the Securities and Exchange Commission.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

Note 2.  Related Party Transactions

During the second fiscal quarter of 2009, the Company generated $1,520 of income through Hardin Marine Arrowhead. The Company provided website consulting services to Hardin Marine Arrowhead and then the Allen Lee Group developed and implemented the web design changes. This was a one-time event due to the Company’s President and CEO Mr. Dave Gamache, being associated with Hardin Marine Arrowhead and the Allen Lee Group. As a result the Company has classified the amount in Other Income from related party for the nine month period ended September 30, 2009.

Note 3. Warrants

As of  September 30, 2009, the following fully vested warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.50 each expiring on October 31, 2012

(b)

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.55 each expiring on October 31, 2012.

No warrants were granted, exercised or expired in the nine months ended September 30, 2009.  The warrants had no intrinsic value at September 30, 2009.

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

 Plan of Operations

Goldstar Property:

Phase 1 work

We have completed Phase 1 of our exploration program on our Goldstar property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,340. This phase was completed in December 2007. After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Goldstar were written off as an impairment of mineral rights during the quarter ended March 31, 2009.

Rosewall Gold:

Phase 1 Work

We have completed Phase 1 of our exploration program on our Rosewall Gold Property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,397. This phase was completed in June 2008.  After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Rosewall Gold were written off as an impairment of mineral rights during the quarter ended March 31, 2009.

A total impairment of $25,000 was recorded for the Rosewall and Goldstar properties.

Waterloo Creek Property:

Phase 1 Work and Cost Estimate

Phase 1 of the proposed program consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $7,105. This work was completed in June 2008. Further evaluation is required to determine if Phase 2 work is economically viable to determine if Phase 2 can be started in the future.

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

As of September 30, 2009, we had cash of $290,743 and as of December 31, 2008, we had cash of $341,872. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash.

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

We currently have two classes of outstanding Warrants. There are 775,000 Class A Warrants issued and outstanding and 775,000 Class B Warrants issued and outstanding. Class A Warrants can be converted into one common share at $0.50 per share and

Class B Warrants can be exercised into one common share at $0.55 per share. If both classes of Warrants are exercised, the Company would receive $813,750. Both classes of Warrants expire on October 31, 2012.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or exercise of warrants to fund our exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase 2 of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

We incurred a loss of $76,129 for the nine months ended September 30, 2009 compared to a loss of $49,902 for the same period in 2008.

 We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and progress with the development of our mineral properties.

We expect our total operating expenses to be approximately $6,000 per quarter for the remainder of 2009. We generated $1,520 in other income from a related party during the nine months ended September 30, 2009 through Hardin Marine Arrowhead. This was a one-time event due to our President and CEO, Mr. Dave Gamache, being associated with Hardin Marine Arrowhead and the Allen Lee Group. We provided website consulting services to Hardin Marine Arrowhead and then the Allen Lee Group developed and implemented the web design changes.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of September 30, 2009, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated  losses of $226,257 for the period from May 3, 2006 (inception) to September 30, 2009 and a loss of $76,129 for the nine months ending September 30, 2009.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  As of September 30, 2009 we had cash in the amount of $290,743. We currently do not have any operations and we have no income.

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

Of the 12,180,000 shares of common stock issued and outstanding, assuming no warrants are exercised, 11,405,000 shares are deemed “restricted securities,” within the meaning of Rule 144; eighty two (82%) percent of these restricted shares are owned by a former Director.

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

With one affiliate and non affiliates holding restricted securities as of the date of this report, the respective holding periods commenced on February 14, 2008.

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

 Date:  November 13, 2009

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

 Date: November 13, 2009

 __ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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