Form 10-K
period 2009-12-31
Duke Mountain Resources, Inc
filed 2010-03-30
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2009

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

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large Accelerated File

[   ]    Accelerated Filer   [   ]   Non-accelerated Filer

[  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No  [   ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0-

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2010
Common Stock, $0.001 par value per share	12,180,000 shares

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

None.

TABLE OF CONTENTS

DUKE MOUNTAIN RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

PAGE

Item 1.

 Business

4

Item 1A.

Risk Factors

14

Item 2.

Properties

19

Item 3.

Legal Proceedings

19

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

20

Item 6.

Selected Financial Data

20

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

21

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements and Supplementary Data

26

Item 9.

Changes in and Disagreements With Accountants on Accounting

38

and Financial Disclosure

Item 9A.

Controls and Procedures

38

Item 9B.

Other Information

39

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

39

Item 11.

Executive Compensation

42

Item 12.

Security Ownership of Certain Beneficial Owners and Management

43

and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions, and Director

43

Independence

Item 14.

Principal Accounting Fees and Services

44

PART IV

Item 15.

Exhibits and Financial Statement Schedules

45

Signatures

46

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2009 and specifically in the items entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise incorporated by reference into this document, this report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found in this report under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Item 1. Business,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally.

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

The Company

We are a Nevada corporation incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2009 we had 12,180,000 shares of common stock issued and outstanding. Our Corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

Business

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own a 100% mineral interest in three properties. Although exploratory work in the area of our properties conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claims.

We currently own a 100% undivided interest in three mineral properties located in the Province of British Columbia, Canada, that we call the “Goldstar Property,” the “Rosewall Gold Property” and the “Waterloo Creek Property.” Currently there are no known mineral reserves on the Goldstar Property, the Rosewall Gold Property or the Waterloo Creek Property.

As of the date of this report, we commenced and completed phase 1 exploration work on all three of our mineral claims as described below. Due to unsatisfactory mineral results from phase one from our Goldstar and Rosewall claims, we have impaired these two claims and as a result have written off  the acquisition costs of $25,000. We have also fully impaired the acquisition cost of the Waterloo claim of $15,000  as of December 31, 2009 due to our inability to ascertain the viability of the project.

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

NSR refers to “net smelter return” which means the aggregate proceeds received by us from time to time from any smelter or other purchaser from the sale of any ores, concentrates, metals or any other material of commercial value produced, whether in testing, partial production or full production, after deducting from such proceeds, costs such as shipping, insurance and smelter penalties.

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

Properties

Acquisition, Description, Location Of and Access to the Goldstar Property

Acquisition

On June 16, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in the Goldstar Property from Mr. James (Jim) Laird of Laird Exploration for $10,000. Our interest in the Goldstar Property is subject to a 3% NSR.  The Goldstar Property does not contain any known commercial reserves. During the year ended December 31, 2009 we elected not to proceed with phase two due to unsatisfactory results from phase one and fully impaired our investment.

Location

The Goldstar Property lies along the south valley side of Putnam Creek, within the North Okanagan region of southern British Columbia.  The property is accessed by traveling 15  kilometers north from the town of Lumby, B.C., located on Highway 6.

The Goldstar Property is located on the west slope of Trinity Valley.  The claim area is cut by Putnam Creek, which flows in a steep-sided valley, originating from the Silver Star Mountain area in the west, flowing to the broad terraced Trinity Valley, to the east of the property area. The property elevation lies between 900 to 1,100 meters elevation on forested moderately steep slopes. Annual precipitation consists of about 40 centimeters of rainfall and 1.4 meters of snowfall.  Temperatures are warm throughout the summer with winter temperatures averaging around -5° Celsius.

Description

The Goldstar Property consists of two mineral claims representing 22 units (474 hectares) that has been staked and recorded.  In British Columbia, each unit equals approximately 20 hectares.  The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Goldstar 1	4	522570	November 23, 2011
Goldstar 2	5	522607	November 24, 2011
Goldstar 3	13	560684	June 15, 2011

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

Proposed Exploration Program Based Upon the Conclusions of Geological Report

We have completed the phase one of our exploration program which consisted of prospecting, a geological examination of any outcrops encountered, 10 pan samples and 2 rock samples taken. The rock samples were taken from shear-hosted 30 cm. wide quartz veins located at Minfile occurrence # 082LSE 071.The rock samples GSRS-1 and 2 contained trace amounts of sphalerite, galena and pyrite, but showed trace to sub-economic precious and base metal values when assayed.

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

Our consulting geologists have advised that the main exploration focus for the Goldstar Property going forward should involve exploration for the source of gold as found in pan samples taken from the main tributary creek to Putnam Creek, and the placer gold concentrations in Putnam Creek itself.  As previously noted in the 1950 BCDM report and during this program, the surface argillaceous materials contain little or no gold.  It was stated in the same report that the heavy gold was concentrated in underlying reddish gneissic gravels, which were not observed during phase one. Due to poor results from this phase one exploration we have elected not to proceed with phase two exploration work.

Acquisition, Description, Location Of and Access to the Rosewall Gold Property

Acquisition

On June 16, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in the Rosewall Gold Property which is located in eastern-central Vancouver Island, north of Horne Lake, near the headwaters of Rosewall Creek and Qualicum River.

We purchased the Rosewall Gold Property from Mr. James (Jim) Laird of Laird Exploration for $15,000. Our interest in the Rosewall Gold Property is subject only to a 3% NSR.  The Rosewall Gold Property does not contain any known reserves. During the year ended December 31, 2009 we elected not to proceed with phase two due to unsatisfactory results from phase one and fully impaired our investment.

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

Description

The Rosewall Gold Property consisted of three mineral claims representing 23 units (504 hectares) that has been staked and recorded.   The following table sets forth the details of the claim.

Claim Name	Units	Tenure Number	Expiry Date
Rosewall Gold	7	525453	January 14, 2011

Rosewall Gold

         8                                              532950                                     April 24, 2012

Rosewall 1

          8                                              585763                                    June 4, 2009

Geology

The Rosewall Gold Property covered what we believed to be a promising gold exploration area on Vancouver Island.  A very large silicified alteration zone with minerals characteristic of an epithermal gold deposit environment are found on the property.  Additional work was needed to expand and define the gold in soil anomalies and to geologically map and rock sample the general area.

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

Our initial exploration program for the Rosewall Gold Property was composed of three results-contingent stages. The property required a program of concentrated exploration with the establishment of a surveyed control grid.  The grid area would then be thoroughly prospected and geologically mapped with commensurate soil sampling surveys, EM and magnetometer geophysical surveys.  Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources.

Phase 1 Work and Cost Estimate

Phase 1 of our proposed exploration program on the Rosewall Gold Property consists of reconnaissance geological mapping, prospecting and rock sampling. This initial phase of the recommended programs for the Rosewall Gold Property cost approximately $15,404. This work was completed in two trips, our first trip was on March 26 to 28, 2008. The crew was unable to get the desired results due to late snowfall. The second trip from was from June 6th to 9th, 2008.The Rosewall Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  As reported in older assessment reports, gold values in soil, silt and rock geochemistry indicated significant anomalies.  The present pan sample survey was very limited in scope; however it did not substantiate the reported gold values.  This failure to repeat the reported values may be due to several recent large slides and high water flow covering up the heavier minerals with light material. Prospecting and mapping were hampered by 20 years of overgrowth and lack of road access. Due to unsatisfactory results from phase one exploration program, we have elected not to proceed with phase two work on our Rosewall mineral claims and have fully impaired our investment as of December 31, 2009.

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

Description

The Waterloo Creek Property consists of two mineral claims representing 35 units (525 hectares) that has been staked and recorded.   The following table sets forth the details of the claim.

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

Proposed Exploration Program Based Upon the Conclusions of Geological Report

The Waterloo Creek Property contains mineralization that is likely associated with an epithermal style of mineral deposit. Due to the minor amount of exploration carried out on the property area, further investigation was recommended to determine the extent and style of mineralization present on the property.

Our exploration program for the Waterloo Creek Property was composed of three results-contingent stages. Our proposed work program included construction of a control grid, geological mapping and rock sampling, a soil and silt geochemical sampling program, IP geophysical survey, and rock trenching.  Based on a compilation of these results, a diamond drill program would have been designed to explore and define the potential resources.

Phase 1 Work and Cost Estimate

Phase 1 of the proposed program consisted of reconnaissance geological mapping, prospecting and rock sampling. The  cost was $5,397. This work was completed in June 2008. During 2009, due to being unable gain access to part of the Waterloo claim, we elected to impair all of our investment in this claim.

Validity of Mining Claims in British Columbia

In British Columbia, all mining claims are valid for one year.  To maintain our interests, we are required to file evidence with the Province of British Columbia that exploration work has been carried out on the claim during the current year or pay cash in lieu of work of $0.40 Cdn. per hectare plus recording fees. Our properties have the following expiration dates: Waterloo Creek Property January 14, 2011 to June 19, 2011. Rosewall Gold Property January 14, 2011 to April 24, 2012 and the Goldstar Property will expire from June 15, 2011 to November 24, 2011.  If the required exploration work expenditure is not completed and filed in any year or if a payment is not made in lieu of the required work within this year, the mineral claims will lapse and title will revert to the Province.

Title to Our Properties

There are a total of 8 mineral tenures and one placer tenure which are owned 100% by our subsidiary. The tenures cover a total area of 1,481 hectares. The tenure numbers are 522570, 522607, 525453, 525454, 532950, 535928, 560684 and 585763.

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

The Mineral Tenure Act requires that a holder of title to mineral claims must spend approximately $4.00 US  per hectare per year in order to keep the property in good standing. The Goldstar Property consists of an area of approximately 474 hectares. As such, our annual fee with respect  to the Goldstar Property is expected to be approximately $1,896 US. The Rosewall Gold Property consists of an area of approximately 483 hectares. As such, our annual fee with respect to the Rosewall Gold Property is expected to be approximately $1,932 US. The Waterloo Creek Property consists of an area of approximately 524 hectares. As such, our annual fee with respect to the Waterloo Creek Property is expected to be approximately $2,184.00 US. Because we have completed phase one on all three claims, we are not required to pay any fees until 2011. If we elect to maintain these claims, then we must pay the fees or conduct further exploration work.

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

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing.

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $248,617 for the period from May 3, 2006 (inception) to December 31, 2009 and a loss of $98,489 for year ended December 31, 2009.  Our long-term viability is dependent upon our ability to obtain financing and future profitable operations from the commercial exploitation of our mineral claims or other operations.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover anticipated operating overheads, professional fees and regulatory filing fees.  However, our existing funds may be insufficient if we decide to proceed with additional exploration programs. Therefore, we will need to obtain additional financing in order to complete our full business plan.

In order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  As of December 31, 2009 we had cash in the amount of $276,383. We currently do not have any operations and we have no income.  Our business plan calls for significant expenses in connection with the exploration of  mineral claims. If further exploration programs are warranted, we will require additional financing to complete the follow-up programs.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the properties into commercial production.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors many of which are beyond our control, including the market prices for copper and gold and the costs of exploring for or mining these materials.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because of the difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

At this time, we have not been successful in finding commercial mineral deposits on our properties; if all of our exploration efforts are not successful, we will be unable to generate revenues from our operations and we will have to cease doing business.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

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

We have no mineral reserves. If we do not find a mineral reserve containing commercial quantities of gold, copper, or silver or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

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

We are unaware of any outstanding native land claims with respect to any of our properties.  However, it is possible that a native land claim could be made in the future.  The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining.  Should we encounter a situation where a native person or group claims an interest in our claims, we may be required to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.  In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

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

We may compete for time and efforts of our officer and director.

Some of our officers and directors are also officers, directors, and employees of other companies, and we may have to compete with the other companies for their time, attention and efforts, other than our President, Mr. Dave Gamache who expects to devote approximately twenty five (25%) of his time to our affairs.

Our proposed businesses raise potential conflicts of interests between our officer and director and us.

              Our director may become a director and employee of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our director may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies. In addition, our director may present potential prospects to such other companies rather than presenting the opportunities to us or be affiliated with other exploration companies which may compete with our mineral claims. We have not established any mechanisms regarding the resolution of any such conflict if it were to arise; accordingly, there is no assurance that any such conflict will be resolved in a manner that would not be adverse to our interest.

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

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Effect On Our Business.

We rely upon the services of our board of directors and management, in particular those of Mr. Dave Gamache, the loss of which could have a material adverse effect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our director and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

We currently have no employment agreements with our officer and director imposing any specific condition on our officer and director regarding his continued employment by us. Our officer and director is also an officer, director and employee of other companies, and we may have to compete with such other companies for their time, attention and efforts.  We do not maintain key man insurance on any of our directors or officers.

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

Fiscal Year 2009

High

Low

First Quarter (January 1 to March 31)

No Market

No Market

Second Quarter (April 1 to June 30)

No Market

No Market

Third Quarter (July 1 September 30)

No Market

No Market

Fourth Quarter (October 1 to December 31)

$0.00

$0.00

As of December 31, 2009, there were approximately 83 shareholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

              Not applicable to smaller reporting companies.

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

Our plan of operations was to carry out an initial exploration program on each of our properties in order to ascertain whether any of them possess a commercially exploitable mineral deposit.  We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We initiated our exploration program on all three of our properties and have completed Phase 1 on the Goldstar Property, Waterloo Property and Rosewall Gold as described below.

The Goldstar Property

We have completed the phase one of our exploration program which consisted of prospecting, a geological examination of any outcrops encountered, 10 pan samples and 2 rock samples taken. The rock samples were taken from shear-hosted 30 cm. wide quartz veins located at Minfile occurrence # 082LSE 071.The rock samples GSRS-1 and 2 contained trace amounts of sphalerite, galena and pyrite, but showed trace to sub-economic precious and base metal values when assayed.

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

Due to unsatisfactory results from phase one exploration program, we have elected not to proceed with phase two work on our Goldstar mineral claim and have impaired our entire investment as of December 31, 2009.

The Rosewall Gold Property

This initial phase of the recommended programs for the Rosewall Gold Property cost approximately $15,404; This work was completed in two trips, our first trip was on March 26 to 28, 2008. The crew was unable to get the desired results due to late snowfall. The second trip from was from June 6 to 9, 2008.The Rosewall Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  As reported in older assessment reports, gold values in soil, silt and rock geochemistry indicated significant anomalies.  The present pan sample survey was very limited in scope; however it did not substantiate the reported gold values.  This failure to repeat the reported values may be due to several recent large slides and high water flow covering up the heavier minerals with light material. Prospecting and mapping were hampered by 20 years of overgrowth and lack of road access. Due to unsatisfactory results from phase one exploration program, we have elected not to proceed with phase two work on our Rosewall mineral claim and have impaired our entire investment as of December 31, 2009.

The Waterloo Creek Property

Phase one of our proposed exploration program on the Waterloo Creek Property consists of reconnaissance geological mapping, prospecting and rock sampling. The estimated cost for this work was approximately $25,000. This phase was completed in March and June 2008. As of September 2009, due to being unable to gain access to part of the Waterloo claim, we elected to impair all of the acquisition cost for this claim.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Exploration Costs

Exploration and development costs represent costs incurred to explore our three 100% owned mineral claims located in British Columbia, Canada. The cost of exploration includes such items as wages, contract fees, lodging, 4X4 vehicle rentals, field supplies, assays and management fee to our exploration contractor. We charge all exploration expenses to operations as they are incurred. We do not track exploration and development expenses by project.

Results of Operations for Years Ended December 31, 2009 and 2008

We had no revenues in 2009 and 2008. Our expenses increased to $102,422 in 2009, from $75,273 in the same period in 2008. This increase was primarily attributable to accounting expenses, impairments of three mineral properties and bad loans that were incurred in 2009.   In 2009, we also incurred $1,108 in mineral tenure fee expenses, compared to $4,244 mineral tenure costs that we incurred in 2008.

Interest income decreased to $2,413 in 2009, from $7,396 during the same period in 2008. This was the result of lower average cash balances and lower interest paid during 2009.

Liquidity and Capital Resources for Years Ended December 31, 2009 and 2008

At December 31, 2009, the Company had a cash balance of $276,383, compared to a cash balance of $341,872 at December 31, 2008. This amount should be sufficient for purposes of conducting exploration. During 2009, the Company used $45,489 of net cash from operating activities, as compared to $67,877 of net cash in 2008.

The Company used $20,000 in investing activities by issuing a note receivable. During 2009, we determined that the note receivable was uncollectible.

The Company has financed its operations primarily from cash on hand, through private placements and proceeds from public offering. Net cash provided by financing activities was $0 for 2009 compared to $0 also for 2008.

The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the Warrants will be exercised in full or in part.

If and when the time comes to obtain additional funding in order to proceed with additional exploration of one or more of our properties, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund further exploration.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Plan of Operations

Our plan of operation has been to conduct mineral exploration on our properties in order to assess whether the properties contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on any of our properties.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2009 we had $276,383 cash on hand and no liabilities.  From our inception May 3, 2006 through December 31, 2009 we have incurred a net loss of $248,617.

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

As of December 31, 2009, we completed phase one of our exploration program on our mineral claims; during 2009 we elected to not to proceed with phase two work programs on the Rosewall and Goldstar properties due to unsatisfactory results from phase one. We anticipate initiating phase two exploration on our Waterloo property by summer of 2010, at this time we are uncertain of the number of the recommended mineral exploration phases we will conduct on our remaining  property before concluding that there are, or are not, commercially viable minerals on the property. The decision to proceed to the next exploration phase will be dependent upon the results of the prior exploration phase and the recommendation of our consulting geologist at that time.

As of December 31, 2009, we had cash on hand of $276,383. We have sufficient cash to pay the anticipated costs of the proposed phase 2 exploration activities on our Waterloo property; in such a case, the decision to conduct additional recommended exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon results of our exploration program and available financing at that time.

The actual cost of completing the exploration program may exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing prior to the completion of phase two of the proposed three phase program. In addition, if we decide to proceed with additional work beyond phase three of our proposed exploration activities, of which there is no assurance, we may also be required to seek additional financing. The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the Warrants will be exercised in full or in part.

During the exploration stage of our business, our President will be devoting approximately 25% of his time to our business. We do not foresee this limited involvement negatively impacting our company over the next twelve months as all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants and geologists will be expected to provide all tools needed for the exploratory work being conducted. There is no assurance that we will achieve all or any of our goals due to the "start up" nature of our business.

Related Party Transactions

Management Fees

During the year ended December 31, 2009, we incurred a management fee of $9,000 to our President and CEO. This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

PAGE

Reports of Independent Registered Public Accounting Firms

27-28

Consolidated Balance Sheets as of December 31, 2009 and 2008

29

Consolidated Statements of Operations for the periods ended December 31, 2009 and 2008 from Inception (May 3, 2006) to December 31, 2009

30

Consolidated Statements of Stockholders’ Equity from Inception (May 3, 2006)

to December 31, 2009

31

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the Period From Inception (May 3, 2006) to December 31, 2009

32

Notes to Consolidated Financial Statements

33-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc.

(An Exploration Stage Company)

Riverside, California

We have audited the accompanying consolidated balance sheet of Duke Mountain Resources, Inc. (an Exploration Stage Company) (the “Company”), as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from May 3, 2006 (Inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements for the period from May 3, 2006 (Inception) through December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from May 3, 2006 (Inception) through December 31, 2008 include total revenues of $-0- and a net loss of $150,128, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity and cash flows for the period from May 3, 2006 (Inception) through December  31, 2009, insofar as it relates to amounts from May 3, 2006 (Inception) through December 31, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duke Mountain Resources, Inc. as of December 31, 2009 and the consolidated results of their operations and their consolidated cash flows for the year then ended and for the period from May 3, 2006 (Inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues and has generated losses from operations since inception. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPA’s, PC

Houston, Texas

March 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc.

Riverside, California

We have audited the accompanying consolidated balance sheet of Duke Mountain Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 2008, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2008, and for the period from May 3, 2006 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Mountain Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, and for the period from May 3, 2006 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced losses from operations since inception and has a deficit accumulated during the exploration stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 23, 2009

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$276,383	$341,872
Prepaid expenses	7,000	-

Total Current Assets	283,383	341,872

OTHER ASSETS

Mineral rights, net of accumulated impairment of $40,000 and $-0-, respectively	-	40,000

Total Other Assets	-	40,000

TOTAL ASSETS	$283,383	$381,872

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDERS' EQUITY
Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(248,617)	(150,128)

Total Stockholders' Equity	283,383	381,872
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$283,383	$381,872

	The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations

			From Inception
	For the Year Ended		on May 3, 2006
	December 31,		to December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of asset	40,000	-	40,000
Bad debt expense	20,000	-	20,000
Mineral exploration expense	-	40,404	40,404
General and administrative	42,422	34,869	171,795

Total Operating Expenses	102,422	75,273	272,199

LOSS FROM OPERATIONS	(102,422)	(75,273)	(272,199)

OTHER INCOME

Other income-related party	1,520	-	1,520
Interest income	2,413	7,396	22,062

Total Other Income	3,933	7,396	23,582

LOSS BEFORE INCOME TAXES	(98,489)	(67,877)	(248,617)
Provision for income taxes	-	-	-

NET LOSS	$(98,489)	$(67,877)	$(248,617)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

Balance, May 3, 2006	-	$-	$-	$-	$-

Common stock issued for cash in
private placement, May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash in
private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000

Common stock issued for cash in
private placement, November 14, 2006	405,000	405	161,595	-	162,000

Net loss for the period ended
December 31, 2006	-	-	-	(12,704)	(12,704)

Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in
public offering, August 29, 2007	760,000	760	303,240	-	304,000

Common stock issued for cash in
public offering October 31, 2007	15,000	15	5,985	-	6,000

Net loss for the year ended
December 31, 2007	-	-	-	(69,547)	(69,547)

Balance, December 31, 2007	12,180,000	12,180	519,820	(82,251)	449,749

Net loss for the year ended
December 31, 2008	-	-	-	(67,877)	(67,877)

Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872

Net loss for the year ended
December 31, 2009	-	-	-	(98,489)	(98,489)

Balance, December 31, 2009	12,180,000	$12,180	$519,820	$(248,617)	$283,383

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
				From
				Inception on
		For the Year Ended		May 3, 2006 to
		December 31,		December 31,
		2009	2008	2009

OPERATING ACTIVITIES

Net loss		$(98,489)	$(67,877)	$(248,617)
Adjustments to reconcile net loss to
net cash used in operating activities:
	Impairment of mineral rights	40,000	-	40,000
	Bad debt expense	20,000	-	20,000
Changes in operating assets and liabilities:
	Changes in prepaid expenses	(7,000)	-	(7,000)

	Net Cash Used in Operating Activities	(45,489)	(67,877)	(195,617)

INVESTING ACTIVITIES
Note	receivable	(20,000)	-	(20,000)
Investment in mineral right		-	-	(40,000)

	Net Cash Used in Investing Activities	(20,000)	-	(60,000)

FINANCING ACTIVITIES

Proceeds from public offering		-	-	310,000
Proceeds from private placements		-	-	222,000

	Net Cash Provided by Financing Activities	-	-	532,000

	NET INCREASE (DECREASE) IN CASH	(65,489)	(67,877)	276,383
	CASH AT BEGINNING OF PERIOD	341,872	409,749	-

	CASH AT END OF PERIOD	$276,383	$341,872	$276,383

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
	Interest	$-	$136	$440
	Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral exploration for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1481, hectares of mineral claims. All mineral claims were transferred to our Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from our former President and Chief Executive Officer.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Duke Mountain Resources Canada, Inc. All significant intercompany balances and transactions have been eliminated.

Duke Mountain Resources, Inc., together with its wholly owned subsidiary, is an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with United States generally accepted accounting principles (US GAAP).

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

Foreign Operations

Transaction gains (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are not material to the financial statements.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the Canadian dollar.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and a term deposit with an original maturity date of three months or less.

Mineral Rights

Mineral rights consist of costs to obtain the mineral claims. For mineral rights costs that are capitalized once Duke Mountain determines it is not economically feasible to develop the claim, the costs are expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are produced the areas. As of December 31, 2009, exploration one was completed on all three of the Company’s mineral claims. There has been no production from the Company’s mineral properties since inception.

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisals, as applicable. Mineral rights assets are tested annually for impairment and for the periods ended December 31, 2009 and 2008. For the year ended December 31, 2009, the Company fully impaired its mineral rights costs totaling $40,000.

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At December 31, 2009, the Company had $25,164 on deposit in excess of insured amounts.

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $248,617 since inception. The Company has incurred a loss of $98,489 during the year ended December 31, 2009. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2008 financial statements have been reclassified to conform to the presentation in the December 31, 2009 financial statements.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued FAS 165 (ASC 855-10), “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 (ASC 855-10)  requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted FAS 165 (ASC 855-10) during the second quarter of 2009. The Company has evaluated subsequent events and any related required disclosures through the date of the filing of this Annual Report on Form 10K with the Securities and Exchange Commission.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 RELATED PARTY TRANSACTIONS

During the second fiscal quarter of 2009, the Company generated $1,520 of income through Hardin Marine Arrowhead. The Company provided website consulting services to Hardin Marine Arrowhead and the Allen Lee Group developed and implemented the web design changes. This was a one-time event due to the Company’s President and CEO Mr. Dave Gamache, being associated with Hardin Marine Arrowhead and the Allen Lee Group. As a result, the Company has classified the amount in Other Income from related party for the year ended December 31, 2009.

NOTE 4 INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2009	December 31, 2008
Deferred tax asset	$ 81,361)	$ 58,550)
Valuation allowance	(81,361)	(58,550)
Net deferred tax asset	$ -)	$ -)

Deferred tax assets at December 31, 2009, consist of net operating loss carryforwards of $65,761 and impairment loss of $15,600. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations as follows:

      Year  Ended

	December 31, 2009	December 31, 2008
Computed tax at the statutory rate of 39%	$ 38,411	$ 26,472)
Impairment of asset	(15,600)	-
Change in valuation allowance	(22,811)	(26,472)
Net deferred tax assets	$ -)	$ -)

The Company has accumulated net operating loss carryovers of approximately $208,000 as of December 31, 2009 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit net operating loss carry forwards in future years. The tax losses begin to expire in 2026 to 2029.

The fiscal years 2007 through 2009 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 5 NOTE RECEIVABLE

During the year ended December 31, 2009, the Company made a loan to an unrelated party in the amount of $20,000. The loan is non interest bearing, has no maturity date and is repayable from the proceeds of the borrower’s operations.  During the year the Company recorded a loss of $20,000 on the note due to the determination that it was uncollectible.

NOTE 6 WARRANTS

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

The movement of share purchase warrants can be summarized as follows:

	Number of	Weighted
	Warrants	Average
	Outstanding	Exercise Price
Balance, December 31, 2007	-	-
Class A Warrants
Granted	775,000	$ 0.50
Exercised	-	-
Balance, December 31, 2008	775,000	0.50
Granted	-	-
Exercised	-	-
Balance, December 31, 2009	775,000	$ 0.50

Class B Warrants
Balance, December 31, 2007	-	-
Granted	775,000	$ 0.55
Exercised	-	-
Balance, December 31, 2008	775,000	0.55
Granted	-	-
Exercised	-	-

Balance, December 31, 2009	775,000	$ 0.55

No warrants were granted, exercised or expired in the years ended December 31, 2009 and 2008. The warrants had no intrinsic value at December 31, 2009 and 2008.

ITEM 9:   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure. On October 12, 2009 we elected a new independent registered public accounting firm to audit the Company’s financial statements. The firm of GBH CPAs, PC currently serves as the Company’s independent accountants. They have served as our independent auditors since October 6, 2009. Our previous auditors were Peterson Sullivan, LLP from inception May 6, 2006 through October 6, 2009.

ITEM 9A:  CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (Chief Executive Officer and Chief Financial Officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2009, our internal control over financial reporting were ineffective due to the material weaknesses described below.

1)	The company did not sufficiently segregate duties over incompatible functions. The company's inability to sufficiently segregate duties is due to a small number of personnel.

2)

In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

PART III

ITEM 10:  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information regarding each of the directors and officers of the Company:

Dave Gamache . - President, Director, CEO & CFO. Since 2001 Mr. Gamache has been the principal of the Allen Lee Group. A company that provides business consulting services to businesses and individuals.Mr. Gamache is a former President, Director and Treasurer of Lake Victoria Mining Company.  Currently Mr. Gamache serves as Director and Officer of the following companies. Kibo Resources Company Inc, Microchannel Technologies Corp and Emergent Energy Corporation.

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met two times and acted by unanimous written Minutes two times during the year ended December 31, 2009. Through December 31, 2009, our Board of Directors consisted of Mr. Dave Gamache, Mr. Mike Patton. On October 20, 2009, Mr. Mike Patton elected to resign due to other commitments.

Director Compensation

Our President was compensated $9,000 for serving as such in 2009.This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

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

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Duke Mountain Resources, Inc., Attention: Corporate Secretary, 6805 Sundance Trail, Riverside CA, 92506.   The Board of Directors has approved a process pursuant to which the Corporate Secretary shall review and forward correspondence to the appropriate director or group of directors for response.

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

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the two-year period ended December 31, 2009, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2009 that exceeded $100,000.

Summary Compensation Table

   Securities

  Underlying

Name and

    Options

All Other

Principal Position               Year      Salary        Bonus

Other(1)

            Granted                 Compensation

Dave Gamache

2009

$0

$0

$9,000

   0

$0

President, CEO

2008

$0

$0

$1,875

   0

$0

and Director

Mike Patton

2009

$0

$0

$0

          0

$0

Director

2008

$0

$0

$0

          0

$0

(1) Mr. Gamache was compensated $1,875 and $9,000 from mid September 2008 to December 31, 2008 and 2009, respectively. This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2009 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2009

Price ($/sh)

Date

Dave Gamache

0

0%

n/a

          n/a

Mike Patton

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2009

Options on December 31, 2009

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2009, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percentage

Herdev S. Rayat

10,000,000

  82%

1990 Tolmie Street

Vancouver, BC V6R 4C2

Dave Gamache

3,000

    0.02%

6805 Sundance Trail

Riverside, CA  92506

Mike Patton

0

    0%

Irvine, CA

Directors and Executive Officers

3,000

    0.02%

as a group ( 2 persons)

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the second fiscal quarter of 2009, the Company generated $1,520 of income through Hardin Marine Arrowhead. The Company provided website consulting services to Hardin Marine Arrowhead and the Allen Lee Group developed and implemented the web design changes. This was a one-time event due to the Company’s President and CEO Mr. Dave Gamache, being associated with Hardin Marine Arrowhead and the Allen Lee Group. As a result the Company has classified the amount in Other Income from related party for the year ended December 31, 2009.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of GBH CPA’s, PC currently serves as the Company’s independent accountants. They have served as our independent registered public accounting firm since October 12, 2009. Our previous auditors were Peterson Sullivan, LLP from inception May 6, 2006 through October 12, 2009. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses, in connection with the audit of our consolidated  financial statements for the most recent  fiscal year and for the reviews of our financial information  included in our Annual  Report on Form 10-K  and our  quarterly reports on Form 10-Q during the fiscal years ending  December  31, 2009 and December 31, 2008 were approximately $18,000 and $20,000 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our independent registered public accounting firm for fiscal 2009 and 2008 were approximately $-0- and $2,000 respectively. We do not currently have an audit committee.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008and the cumulative period from Inception (May 3, 2006) to December 31, 2009

•	Consolidated Statements of Stockholders’ Equity from May 3, 2006 (Inception) to December 31, 2008

31, 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the cumulative period from Inception (May 3, 2006) to December 31, 2009

•	Notes to Consolidated Financial Statements

2.	Exhibits

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

Signature	Title	Date

/s/ Dave Gamache	President, Chief Executive Officer,	March 30, 2010
Dave Gamache	Chief Financial Officer and Director

Exhibit Index

Exhibit No.	Description of Exhibit

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2010	By:	/s/ Dave Gamache
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2010 Date: March 9, 2009 Date: March 9, 2009 Date: March 9, 2009	By:	/s/Dave Gamache
e
Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Duke Mountain Resources, Inc. (the “Company”) on the Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dave Gamache, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)	the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

DUKE MOUNTAIN RESOURCES, INC.

Date: March 30, 2010	By:	/s/ Dave Gamache
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

In connection with the Annual Report of Duke Mountain Resources, Inc. (the “Company”) on the Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dave Gamache, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)	the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

DUKE MOUNTAIN RESOURCES, INC.

Date: March 30, 2010	By:	/s/ Dave Gamache
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