Form 10-Q
period 2010-03-31
Duke Mountain Resources, Inc
filed 2010-05-07
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2010

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

 There were 12,180,000 common shares outstanding of as of April 30, 2010.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$273,060	$276,383
Prepaid expenses	-	7,000

Total Current Assets	273,060	283,383

TOTAL ASSETS	$273,060	$283,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,015	$-

Total Current Liabilities	1,015	-

Total Liabilities	1,015	-

STOCKHOLDERS' EQUITY
Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(259,955)	(248,617)

Total Stockholders' Equity	272,045	283,383
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$273,060	$283,383

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

			From Inception
	For the Three Months Ended		On May 3, 2006
	March 31,		to March 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of asset	-	25,000	40,000
Bad debt expense	-	-	20,000
Mineral exploration expense	-	-	40,404
General and administrative	11,675	4,029	183,470
Total Operating Expenses	11,675	29,029	283,874
LOSS FROM OPERATIONS	(11,675)	(29,029)	(283,874)

OTHER INCOME (EXPENSE)
Other income	-	-	1,520
Interest income	337	898	22,399
Total Other Income	337	898	23,919
LOSS BEFORE INCOME TAXES	(11,338)	(28,131)	(259,955)
Provision for income taxes	-	-	-
NET LOSS	$(11,338)	$(28,131)	$(259,955)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,180,000	12,180,000

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

from Inception (May 3, 2006) to March 31, 2010

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

Net loss

    (98,489)

             (98,489)

___________

____________

____________

____________

_____________

Balances, December 31, 2009

12,180,000

 12,180

 519,820

  (248,617)

             283,383

Net loss

    (11,338)

             (11,338)

___________

____________

____________

____________

_____________

Balances, March 31, 2010

12,180,000

$12,180

$519,820

$ (259,955)

$            272,045

The accompanying notes are an integral part of these financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

			From
			Inception on
	For the Three Months Ended		May 3, 2006 to
	March 31,		March 31,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss	$(11,338)	$(28,131)	$(259,955)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	25,000	40,000
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:
Changes in prepaid expenses	7,000	-	-
Changes in accounts payable	1,015	-	1,015
Net Cash Used in Operating Activities	(3,323)	(3,131)	(198,940)

INVESTING ACTIVITIES
Note receivable	-	-	(20,000)
Investment in mineral right	-	-	(40,000)
Net Cash Used in Investing Activities	-	-	(60,000)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000
Net Cash Provided by Financing Activities	-	-	532,000
NET INCREASE (DECREASE) IN CASH	(3,323)	(3,131)	273,060
CASH AT BEGINNING OF PERIOD	276,383	341,872	-
CASH AT END OF PERIOD	$273,060	$338,741	$273,060
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

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

Duke Mountain Resources, Inc., together with its wholly-owned subsidiary, is an exploration stage company focused on the acquisition and exploration of gold, silver and base metal properties.

The accompanying unaudited interim financial statements, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2010,, the results of operations for the three months ended March 31, 2010 and 2009 and the period from May 3, 2006 (inception) through March 31, 2010, and cash flows for the three months ended March 31, 2010 and 2009 and from May 3, 2006 (inception) through March 31, 2010.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $259,955 since inception. The Company has incurred a loss of $11,338 during the quarter ended March 31, 2010. The Company faces all the risks common to companies in their early stages of development,  including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To initially meet these objectives, the Company has completed a private placement for gross proceeds of $222,000 and a public financing of $310,000, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and the Company determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of   March 31, 2010, the Company has completed phase one of its exploration program on all three of its mineral claims. As a result of the unsatisfactory Phase 1 results, management decided not to further pursue the Goldstar, Waterloo, and Rosewall mineral claims and impaired $40,000 of the mineral rights associated with these three mineral claims during the year ended December 31, 2009.

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At March 31, 2010, the Company had $23,060 on deposit in excess of insured amounts.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of March 31, 2010. These common stock equivalents are not included in the earnings per share computation since they are anti dilutive due to the net loss of the Company for the periods presented.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company does not expect that any other recent accounting standards or interpretations issued or recently adopted to have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2009 financial statements have been reclassified to conform to the presentation in the March 31, 2010 financial statements.

Note 2. Warrants

As of  March 31, 2010, the following fully vested warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.50 each expiring on October 31, 2012

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.55 each expiring on October 31, 2012.

No warrants were granted, exercised or expired in the three months ended March 31, 2010.  The warrants had no intrinsic value at March 31, 2010.

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

 Plan of Operations

Goldstar Property:

Phase 1 work

We have completed Phase 1 of our exploration program on our Goldstar property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,340. This phase was completed in December 2007. After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Goldstar were written off as an impairment of mineral rights during the year ended December 31, 2009.

Rosewall Gold:

Phase 1 Work

We have completed Phase 1 of our exploration program on our Rosewall Gold Property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $5,397. This phase was completed in June 2008.  After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Rosewall Gold were written off as an impairment of mineral rights during the year ended December 31, 2009.

Waterloo Creek Property:

Phase 1 Work

We have completed Phase 1 of our exploration program on our Waterloo Creek Property, which consisted of reconnaissance geological mapping, prospecting and rock sampling. The cost for this work was $7,105. This phase was completed in June 2008. After analysis of the Phase 1 results, it was determined that Phase 2 and Phase 3 were not economically viable and the mineral rights associated with Waterloo Creek were written off as an impairment of mineral rights during the year ended December 31, 2009.

A total impairment of $40,000 was recorded for the Rosewall, Goldstar and Waterloo properties.

As of March 31, 2010, we had cash of $273,060 and as of December 31, 2009, we had cash of $276,383. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures will exceed our available cash.

During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing. We anticipate that additional financing will be equity financing from the sale of our common stock.

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

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or exercise of warrants to fund any future exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration for new mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our new exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

We incurred a loss of $11,338 for the three months ended March 31, 2010 compared to a loss of $28,131 for the same period in 2009.

We recorded an impairment of our mineral assets of $25,000 during the three months ended March 31, 2009. We had no impairment losses during 2010. The balance of our operating expenses are professional fees. We have engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and assist us in acquiring new mineral claims with  potential ore deposits.

We expect our total operating expenses to be approximately $6,000 per quarter for the remainder of 2010.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of March 31, 2010, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2009.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated  losses of $259,955 for the period from May 3, 2006 (inception) to March 31, 2010 and a loss of $11,338 for the three months ending March 31, 2010.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  As of March 31, 2010 we had cash in the amount of $273,060. We currently do not have any operations and we have no income.

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

At this time, we are uncertain as to whether we will be successful in acquiring new mineral claims with any potential ore deposits , we may be unable to generate revenues from these operations and we will have to cease doing business.

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

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

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

Our proposed businesses raise potential conflicts of interests between certain of our officers and directors and us.Certain of our directors are or may become directors and employees of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our directors may have conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies.

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

 Date: May 7, 2010

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

 Date: May 7, 2010

__ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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