Form 10-Q
period 2010-06-30
Duke Mountain Resources, Inc
filed 2010-08-03
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2010

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

 There were 12,180,000 common shares outstanding of as of July 30, 2010.

CONTENTS

 PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$254,131	$276,383
Prepaid expenses	4,000	7,000

Total Current Assets	258,131	283,383

TOTAL ASSETS	$258,131	$283,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY
Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(273,869)	(248,617)

Total Stockholders' Equity	258,131	283,383
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$258,131	$283,383

The accompanying notes are an integral part of these consolidated financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		On May 3, 2006
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral rights	-	-	-	25,000	40,000
Bad debt expense	-	20,000	-	20,000	20,000
Mineral exploration expense	-	-	-	-	40,404
General and administrative	14,235	20,888	25,910	24,926	197,705
Total Operating Expenses	14,235	40,888	25,910	69,926	298,109
LOSS FROM OPERATIONS	(14,235)	(40,888)	(25,910)	(69,926)	(298,109)

OTHER INCOME
Other income	-	1,520	-	1,520	1,520
Interest income	320	663	658	1,570	22,720
Total Other Income	320	2,183	658	3,090	24,240

LOSS BEFORE INCOME TAXES	(13,915)	(38,705)	(25,252)	(66,836)	(273,869)
Provision for income taxes	-	-	-	-	-
NET LOSS	$(13,915)	$(38,705)	$(25,252)	$(66,836)	$(273,869)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.0)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

from Inception (May 3, 2006) to June 30, 2010

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

Net loss

    (98,489)

             (98,489)

___________

____________

____________

____________

_____________

Balances, December 31, 2009

12,180,000

 12,180

 519,820

  (248,617)

             283,383

Net loss

    (25,252)

             (25,252)

___________

____________

____________

____________

_____________

Balances, June 30, 2010

12,180,000

$12,180

$519,820

$ (273,869)

$            258,131

The accompanying notes are an integral part of these consolidated financial statements

DUKE MOUNTAIN RESOURCES, INC AND SUBSIDIARY

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

			From
			Inception on
	For the Six Months Ended		May 3, 2006 to
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss	$(25,252)	$(66,836)	$(273,869)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	25,000	40,000
Bad debt expense	-	20,000	20,000
Changes in operating assets and liabilities:
Prepaid expenses	3,000	-	(4,000)
Accounts payable and accrued liabilities	-	100	-
Net Cash Used in Operating Activities	(22,252)	(21,736)	(217,869)

INVESTING ACTIVITIES
Note receivable	-	(20,000)	(20,000)
Investment in mineral right	-	-	(40,000)
Net Cash Used in Investing Activities	-	(20,000)	(60,000)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000
Net Cash Provided by Financing Activities	-	-	532,000
NET INCREASE (DECREASE) IN CASH	(22,252)	(41,736)	254,131
CASH AT BEGINNING OF PERIOD	276,383	341,872	-
CASH AT END OF PERIOD	$254,131	$300,136	$254,131
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

_____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Going Concern Uncertainties

Organization

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary, Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary conducts all mineral exploration for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,315 hectares of mineral claims. All mineral claims were transferred to the Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from the Company’s former President and Chief Executive Officer.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Duke Mountain Resources Canada, Inc. The subsidiary holds title to all mineral claims and has no liabilities.

Duke Mountain Resources, Inc., together with its wholly-owned subsidiary, is an exploration stage company focused on the acquisition and exploration for gold, silver and base metal properties.

The accompanying unaudited interim consolidated financial statements, in the opinion of management, contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009, the results of operations for the three months and six months ended June 30, 2010 and 2009 and the period from May 3, 2006 (inception) through June 30, 2010, and cash flows for the six months ended June 30, 2010 and 2009 and the period from May 3, 2006 (inception) to June 30, 2010.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 audited financial statements.

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $273,869 since inception. The Company has incurred a loss of $25,252 during the six months ended June 30, 2010. The Company faces all the risks common to companies in their early stages of development,  including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To initially meet these objectives, the Company completed a private placement for gross proceeds of $222,000 during 2006 and a public financing of $310,000 during 2007, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

Mineral Rights

Mineral rights consist of direct costs to obtain the mineral claims. If mineral right costs are capitalized and the Company determines it is not economically feasible to develop the claim, the costs are immediately expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are received from the areas. As of   June 30, 2010, the Company has completed phase one of its exploration program on all three of its mineral claims. As a result of the unsatisfactory Phase 1 results, management decided not to further pursue the Goldstar, Waterloo, and Rosewall mineral claims and impaired $40,000 of the capitalized mineral rights associated with these three mineral claims during the year ended December 31, 2009.

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At June 30, 2010, the Company had $4,131 on deposit in excess of insured amounts.

Earnings per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The Company has 1,550,000 in common stock equivalents outstanding as of June 30, 2010. These common stock equivalents are not included in the diluted earnings per share computation since they are anti dilutive due to the net loss of the Company for the periods presented.

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

Recent Accounting Pronouncements

The Company does not expect any recent accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s consolidated financial position, operations or cash flows.

Reclassification of Financial Statement Accounts

Certain amounts in the prior periods’ comparative financial statements have been reclassified to conform to the presentation in the June 30, 2010 financial statements.

Note 2. Warrants

As of  June 30, 2010, the following fully vested warrants were outstanding:

(a)

775,000 Class A warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.50 each expiring on October 31, 2012

(b)

775,000 Class B warrants which entitle the holder to purchase 775,000 common shares of the Company at $0.55 each expiring on October 31, 2012.

No warrants were granted, exercised or expired in the six months ended June 30, 2010.  The warrants had no intrinsic value at June 30, 2010.

N

             Note 3. Subsequent Events

In accordance with ASC 855-10, the Company’s management has reviewed all material events through the date of this report and there are no material subsequent events.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations.

Such forward-looking statements involve risks and uncertainties regarding the market price of gold, silver and lead, availability of funds, government regulations, operating costs, exploration costs, outcomes of exploration programs and other factors.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Our actual results may differ materially. In evaluating these statements, you should consider various factors. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements are made in good faith and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any future performance suggested herein.

General

 The following discussion and analysis should be read in conjunction with our consolidated financial statements (and notes related thereto) appearing elsewhere in this report.

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

A total impairment of $40,000 was recorded for the Rosewall Gold, Goldstar and Waterloo properties during the year ended December 31, 2009.

As of June 30, 2010, we had cash of $254,131 and as of December 31, 2009, we had cash of $276,383. We anticipate this to be enough to cover the costs for general and administrative expenses over the next year. However, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

We currently have two classes of outstanding Warrants. There are 775,000 Class A Warrants issued and outstanding and 775,000 Class B Warrants issued and outstanding. Class A Warrants can be exercised and converted into one common share at $0.50 per share and Class B Warrants can be exercised into one common share at $0.55 per share. If both classes of Warrants are exercised, the Company would receive $813,750. Both classes of Warrants expire on October 31, 2012.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or exercise of Warrants to fund any future exploration program or any of our other expenses. In the absence of such financing, we will not be able to continue exploration for new mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our new exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our present or future mineral claims. If we do not obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

We incurred a loss of $13,915 for the three months ended June 30, 2010 compared to a loss of $38,705 for the same period in 2009.

We recorded a bad debt expense of $20,000 during the three months ended June 30, 2009. We had no bad debts during 2010. The balance of our operating expenses are professional fees. We engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and assist us in acquiring new mineral claims with  potential ore deposits.

We incurred a loss of $25,252 for the six months ended June 30, 2010 compared to a loss of $66,836 for the same period in 2009.

We recorded an impairment of our mineral rights of $25,000 during the six months ended June 30, 2009. We had no impairment losses during 2010. We recorded a bad debt expense of $20,000 during the six months ended June 30, 2009. We had no bad debts during 2010. The balance of our operating expenses are professional fees. We engaged additional professionals in conjunction with our securities filings so that we can improve our system of internal controls and assist us in acquiring new mineral claims with  potential ore deposits.

We expect our total operating expenses to be approximately $6,000 per quarter for the remainder of 2010.

Future Financing

We anticipate continuing to rely on equity sales of our common stock to finance our business operations. Issuances of additional             shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or be able to arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements.   We do not have any off-balance sheet arrangements.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of June 30, 2010, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2009.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1   LEGAL PROCEEDINGS.

   None.

 1A.   RISK FACTORS

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, you could lose all or a portion of your investment.

We have yet to earn revenue and, our ability to sustain our operations is dependent on our ability to raise additional financing.

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated  losses of $273,869 for the period from May 3, 2006 (inception) to June 30, 2010 and a loss of $25,252 for the six months ending June 30, 2010.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of June 30, 2010 we had cash on hand in the amount of $254,131. We currently do not have any operations and we have no income.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our properties into commercial production.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, many of which are beyond our control, including the market prices for copper and gold and the costs of exploring for or mining these materials.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because of the difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

At this time, we are uncertain as to whether we will be successful in acquiring new mineral claims with any potential ore deposits , we may be unable to generate revenues from these future operations and we will have to cease doing business.

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

We have no mineral reserves. If we do not find a mineral reserves containing gold, copper, or silver or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

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

There are several governmental regulations that materially restrict mineral exploration.  We will be subject to the Mining Act of British Columbia as we carry out our exploration programs.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.  Phase 1 of our exploration program (as to all three of our properties) did not require any permits. If any future regulatory requirements, applicable to our planned operations, increase the cost of our compliance, we may find it necessary to curtail or cease our exploration activities, in which event you may lose your investment.

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

The price of our common stock may be affected by broader market trends unrelated to our or our competitors’ operating performances. Our stock price and the stock prices of many other companies in the resource sectors have historically experienced wide fluctuations, including rapid rises and declines in the stock prices that have often been unrelated to the operating performance of such companies. Volatile trends and fluctuations are typically the result of acombination of general economic, political and market conditions. These factors are beyond our ability to control or predict.

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

 Our former President, controls 82% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, our former Director is able to control who is elected to our board of directors and thus could act or could have the power to act, as our management. Since our former Director is our majority shareholder, his interests as a controlling shareholder may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our former Director exercising in a manner fair to all of our shareholders. Also, due to his stock ownership position, our former Director will have:

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

 Date: August 3, 2010

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

 Date: August 3, 2010

__ /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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