Form 10-K
period 2010-12-31
Duke Mountain Resources, Inc
filed 2011-03-29
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2010

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

Yes [ X ] No []

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0-

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2011
Common Stock, $0.001 par value per share	12,180,000 shares

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

None.

TABLE OF CONTENTS

DUKE MOUNTAIN RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

PAGE

Item 1.

 Business

4

Item 1A.

Risk Factors

13

Item 2.

Properties

6

Item 3.

Legal Proceedings

17

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

18

and Issuer Purchases of Equity Securities

Item 6.

Selected Financial Data

18

Item 7.

Management's Discussion and Analysis of Financial Condition

18

and Results of Operations

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 8.

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements With Accountants on Accounting

34

and Financial Disclosure

Item 9A.

Controls and Procedures

34

Item 9B.

Other Information

36

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

36

Item 11.

Executive Compensation

38

Item 12.

Security Ownership of Certain Beneficial Owners and Management

39

and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions, and Director

40

Independence

Item 14.

Principal Accounting Fees and Services

40

PART IV

Item 15.

Exhibits and Financial Statement Schedules

42

Signatures

43

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2010 and specifically in the items entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or otherwise incorporated by reference into this document, this report contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found in this report under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Item 1. Business,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally.

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

The Company

We are a Nevada corporation incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2010, we had 12,180,000 shares of common stock issued and outstanding. Our Corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

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

During the prior year, we commenced and completed phase 1 exploration work on all three of our mineral claims as described below. Due to unsatisfactory mineral results from phase one from our Goldstar and Rosewall claims, we have impaired these two claims and as a result have written off the acquisition costs of $25,000. We fully impaired the acquisition cost of the Waterloo claim of $15,000  in the fiscal year ened December 31, 2009 due to our inability to ascertain the viability of the project.

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

Description

The Goldstar Property consists of three mineral claims representing 22 units (474 hectares) that has been staked and recorded.  In British Columbia, each unit equals approximately 20 hectares.  The following table sets forth the details of the claim as of December 31, 2010.

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

Description

The Rosewall Gold Property consisted of one mineral claim representing 8 units (175 hectares) that has been staked and recorded.   The following table sets forth the details of the claim as of December 31, 2010.

Claim Name	Units	Tenure Number	Expiry Date

Rosewall Gold

         8                                              532950                                  April 24, 2012

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

Phase 1 Work and Cost Estimate

Phase 1 of our proposed exploration program on the Rosewall Gold Property consisted of reconnaissance geological mapping, prospecting and rock sampling. This initial phase of the recommended programs for the Rosewall Gold Property cost approximately $15,404. This work was completed in two trips, our first trip was on March 26 to 28, 2008. The crew was unable to get the desired results due to late snowfall. The second trip from was from June 6th to 9th, 2008. The Rosewall Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  As reported in older assessment reports, gold values in soil, silt and rock geochemistry indicated significant anomalies.  The present pan sample survey was very limited in scope; however it did not substantiate the reported gold values.  This failure to repeat the reported values may be due to several recent large slides and high water flow covering up the heavier minerals with light material. Prospecting and mapping were hampered by 20 years of overgrowth and lack of road access. Due to unsatisfactory results from the phase one exploration program, we have elected not to proceed with phase two work on our Rosewall mineral claims and have fully impaired our investment as of December 31, 2009.

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

Location

The Waterloo Creek Property is located west of the town of Bowser, British Columbia on the east-central coastal region of Vancouver Island. The property comprises two mineral claims totaling 510 hectares in area.  Access to the property is gained via logging roads from Bowser up the Rosewall Creek drainage to the north-east slope of Mt. Curran.

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

Description

The Waterloo Creek Property consists of two mineral claims representing 34 units (510 hectares) that has been staked and recorded.   The following table sets forth the details of the claim as of December 31, 2010.

Claim Name	Units	Tenure Number	Expiry Date
Waterloo and Rosewall	8	532950	June 19, 2011

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

Two diamond drill holes were drilled from a common set-up over an extended period during 1988 and 1989.  The first hole totaled 53.3 meters, while the second hole totaled 38.1 meters.  Significant concentrations of pyrite, arsenopyrite and minor chalcopyrite were reported in the first drill hole across approximately 9 meters, however only minor sampling was carried out, producing inconclusive results.

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

Validity of Mining Claims in British Columbia

In British Columbia, all mining claims are valid for one year.  To maintain our interests, we are required to file evidence with the Province of British Columbia that exploration work has been carried out on the claim during the current year or pay cash in lieu of work of $0.40 Cdn. per hectare plus recording fees. Our properties have the following expiration dates: Waterloo Creek Property June 19, 2011. Rosewall Gold Property April 24, 2012 and the Goldstar Property will expire from June 15, 2011 to November 24, 2011.  If the required exploration work expenditure is not completed and filed in any year or if a payment is not made in lieu of the required work within this year, the mineral claims will lapse and title will revert to the Province.

Title to Our Properties

There are a total of 5 mineral tenures which are owned 100% by our subsidiary. The tenures cover a total area of 1,146 hectares. The tenure numbers are 522570, 522607, 560684, 532950 and 535928.

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

The Mineral Tenure Act requires that a holder of title to mineral claims must spend approximately $4.00 US  per hectare per year in order to keep the property in good standing. The Goldstar Property consists of an area of approximately 474 hectares. As such, our annual fee with respect  to the Goldstar Property is expected to be approximately $1,896 US. The Rosewall Gold Property consists of an area of approximately 483 hectares. As such, our annual fee with respect to the Rosewall Gold Property is expected to be approximately $1,932 US. The Waterloo Creek Property consists of an area of approximately 524 hectares. As such, our annual fee with respect to the Waterloo Creek Property is expected to be approximately $2,184.00 US. Because we have completed phase one on all three claims, we are not required to pay any fees until 2011. We do not foresee electing to renew these claims in the future due to lack of unproven mineral reserves from our initial Phase 1 exploration work conducted on all three of our mineral claims.

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

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $305,309 for the period from May 3, 2006 (inception) to December 31, 2010 and a loss of $56,692 for year ended December 31, 2010.  Our long-term viability is dependent upon our ability to obtain financing and future profitable operations from the commercial exploitation of our mineral claims or other operations.

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

In order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  As of December 31, 2010 we had cash in the amount of $228,195. We currently do not have any operations and we have no income.  Our business plan calls for significant expenses in connection with the exploration of mineral claims. If further exploration programs are warranted, we will require additional financing to complete the follow-up programs.

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

Our officer and director is also an officer, director, and employee of other companies, and we may have to compete with the other companies for his time, attention and efforts. Our officer and director, Mr. Dave Gamache expects to devote approximately twenty five (25%) of his time to our affairs.

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

Of the 12,180,000 shares of common stock issued and outstanding, assuming no warrants are exercised, 10,000,000 shares are deemed “restricted securities,” within the meaning of Rule 144; eighty two (82%) percent of these restricted shares are owned by one person, our former President and Director and controlling shareholder. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Fiscal Year 2010

High

Low

First Quarter (January 1 to March 31)

$0.00

$0.00

Second Quarter (April 1 to June 30)

$0.00

$0.00

Third Quarter (July 1 September 30)

$0.00

$0.00

Fourth Quarter (October 1 to December 31)

$0.00

$0.00

As of December 31, 2010, there were approximately 83 shareholders of record of the Company's Common Stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis

The following discussion and analysis is based upon our  consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our consolidated financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Item 1.A-Risk Factors,” “Forward Looking Statements,” and elsewhere in this prospectus.

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

The Goldstar Property

We have completed the phase one of our exploration program of the Goldstar and Waterloo Creek Properties at an aggregate cost of $25,000 which consisted of prospecting, a geological examination of any outcrops encountered, 10 pan samples and 2 rock samples taken. The rock samples were taken from shear-hosted 30 cm. wide quartz veins located at Minfile occurrence # 082LSE 071.The rock samples GSRS-1 and 2 contained trace amounts of sphalerite, galena and pyrite, but showed trace to sub-economic precious and base metal values when assayed.

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

The Rosewall Gold Property

This initial phase of the recommended programs for the Rosewall Gold Property cost $15,404; This work was completed in two trips, our first trip was on March 26 to 28, 2008. The crew was unable to get the desired results due to late snowfall. The second trip from was from June 6 to 9, 2008.The Rosewall Property contains styles of rock alteration, rock textures and mineralization types that are typically associated with epithermal gold +/- silver deposit types.  As reported in older assessment reports, gold values in soil, silt and rock geochemistry indicated significant anomalies.  The present pan sample survey was very limited in scope; however it did not substantiate the reported gold values.  This failure to repeat the reported values may be due to several recent large slides and high water flow covering up the heavier minerals with light material. Prospecting and mapping were hampered by 20 years of overgrowth and lack of road access. Due to unsatisfactory results from phase one exploration program, we have elected not to proceed with phase two work on our Rosewall mineral claim and have impaired our entire investment as of December 31, 2009.

The Waterloo Creek Property

Phase one of our proposed exploration program on the Waterloo Creek Property consists of reconnaissance geological mapping, prospecting and rock sampling. The aggregate cost for the work on the Goldstar and Waterloo Creek Properties was $25,000. This phase was completed in March and June 2008. As of September 2009, due to being unable to gain access to part of the Waterloo claim, we elected to impair all of the acquisition cost for this claim.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations for Years Ended December 31, 2010 and 2009

We had no revenues in 2010 and 2009. Our expenses decreased to $57,957 in 2010, from $102,422 in the same period in 2009. This decrease was primarily attributable to, impairments of three mineral properties and bad debt expense incurred in 2009.

Interest income decreased to $1,265 in 2010, from $2,413 during the same period in 2009. This was the result of lower average cash balances and lower interest paid during 2010.

Liquidity and Capital Resources for Years Ended December 31, 2010 and 2009

At December 31, 2010, the Company had a cash balance of $228,195, compared to a cash balance of $276,383 at December 31, 2009. During 2010, the Company used $48,188 of net cash in operating activities, as compared to $45,489 of net cash in 2009.

The Company used $20,000 in investing activities by issuing a note receivable during 2009.  We determined that the note receivable was uncollectible during the same year.

The Company has financed its operations primarily from cash on hand, through private placements and proceeds from public offerings. Net cash provided by financing activities was $0 for 2010 and 2009.

The Company does not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s exercisable into one common share at $0.50 and $0.55, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the Warrants will be exercised in full or in part.

The Company has not generated any revenues and has incurred an accumulated deficit of $305,309 since inception. The Company has incurred a loss of $56,692 during the year ended December 31, 2010. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2010 we had $228,195 cash on hand and $7,004 in total liabilities.  From our inception May 3, 2006 through December 31, 2010 we have incurred a net loss of $305,309.

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

As of December 31, 2009, we completed phase one of our exploration program on our mineral claims; during 2009 we elected to not to proceed with phase two work programs on the Rosewall and Goldstar properties due to unsatisfactory results from phase one. We do not anticipate initiating phase two exploration on our Waterloo property due to the lack of success in the phase one program

As of December 31, 2010, we had cash on hand of $228,195. We have sufficient cash to pay the anticipated costs of the proposed phase 2 exploration activities on our Waterloo property; in such a case, the decision to conduct additional recommended exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon results of our exploration program and available financing at that time.

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

During the exploration stage of our business, our President will be devoting approximately 25% of his time to our business. We do not foresee this limited involvement negatively impacting our company over the next twelve months as all exploratory work has been, and will continue to be, performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months. Outside consultants and geologists will be expected to provide all tools needed for the exploratory work being conducted. There is no assurance that we will achieve all or any of our goals due to the exploration stage of our business.

Related Party Transactions

Management Fees

During the year ended December 31, 2010, we incurred a management fee of $9,000 to our President and CEO. This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and our officer and director.

Rent

 Our corporate office is located at 6805 Sundance Trail, Riverside CA 92506. We pay no monthly rent for the use of this office. There is no lease or rent agreement in place. This is provided to us by our President, CEO and sole director.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company this item is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

24

Consolidated Balance Sheets as of December 31, 2010 and 2009

    25

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from Inception on May 3, 2006 to December 31, 2010

   26

Consolidated Statements of Stockholders’ Equity from Inception on May 3, 2006

   27

to December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from Inception on May 3, 2006 to December 31, 2010

   28

Notes to Consolidated Financial Statements

   29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc. and Subsidiary

(An Exploration Stage Company)

Riverside, California

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. and Subsidiary (an Exploration Stage Company) (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from Inception on May 3, 2006 to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the period from Inception on May 3, 2006 to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from Inception on May 3, 2006 to December 31, 2008 include total revenues of $-0- and a net loss of $150,128, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity and cash flows for the period from Inception on May 3, 2006 to December  31, 2010, insofar as it relates to amounts from Inception on May 3, 2006 to December 31, 2008, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duke Mountain Resources, Inc. and Subsidiary as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from Inception on May 3, 2006 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

Houston, Texas

March 25, 2011

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$228,195	$276,383
Prepaid expenses	5,500	7,000

Total Current Assets	233,695	283,383

TOTAL ASSETS	$233,695	$283,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,004	$-

Total Current Liabilities	7,004	-

Total Liabilities	7,004	-

STOCKHOLDERS' EQUITY
Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(305,309)	(248,617)

Total Stockholders' Equity	226,691	283,383
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$233,695	$283,383

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RSOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations

			From Inception
	For the Year Ended		On May 3, 2006
	December 31,		To December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of asset	-	40,000	40,000
Bad debt expense	-	20,000	20,000
Mineral exploration expense	-	-	40,404
General and administrative	57,957	42,422	229,752

Total Operating Expenses	57,957	102,422	330,156

LOSS FROM OPERATIONS	(57,957)	(102,422)	(330,156)

OTHER INCOME (EXPENSE)

Other income - related party	-	1,520	1,520
Interest income	1,265	2,413	23,327

Total Other Income	1,265	3,933	24,847

LOSS BEFORE INCOME TAXES	(56,692)	(98,489)	(305,309)

Provision for income taxes	-	-	-

NET LOSS	$(56,692)	$(98,489)	$(305,309)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTIAN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity From Inception on May 3, 2006 to December 31, 2010

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity
Balance, May 3, 2006	-	$-	$-	$-	$-

Common stock issued for cash in
private placement, May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash in
private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000

Common stock issued for cash in
private placement, November 14, 2006	405,000	405	161,595	-	162,000

Net loss for the year ended
December 31, 2006	-	-	-	(12,704)	(12,704)
Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in
public offering, August 29, 2007	760,000	760	303,240	-	304,000

Common stock issued for cash in
public offering October 31, 2007	15,000	15	5,985	-	6,000

Net loss for the year ended
December 31, 2007	-	-	-	(69,547)	(69,547)
Balance, December 31, 2007	12,180,000	12,180	519,820	(82,251)	449,749

Net loss for the year ended
December 31, 2008	-	-	-	(67,877)	(67,877)
Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872

Net loss for the year ended
December 31, 2009	-	-	-	(98,489)	(98,489)
Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383

Net loss for the year ended
December 31, 2010	-	-	-	(56,692)	(56,692)
Balance, December 31,2010	12,180,000	$12,180	$519,820	$(305,309)	$226,691

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From
			Inception on
	For the Year Ended		May 3, 2006 to
	December 31,		To December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(56,692)	$(98,489)	$(305,309)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of mineral rights	-	40,000	40,000
Fair value of warrants granted for services
Bad debt expense	-	20,000	20,000
Changes in operating assets and liabilities:
Prepaid expenses	1,500	(7,000)	(5,500)
Accounts receivable	-	-	-
Accrued interest	-	-	-
Changes in accounts payable	7,004	-	7004

Net Cash Used in Operating Activities	(48,188)	(45,489)	(243,805)

INVESTING ACTIVITIES

Note receivable	-	(20,000)	(20,000)
Investment in mineral right	-	-	(40,000)

Net Cash Used in Investing Activities	-	(20,000)	(60,000)

FINANCING ACTIVITIES

Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by Financing Activities	-	-	532,000

NET DECREASE IN CASH	(48,188)	(65,489)	228,195

CASH AT BEGINNING OF PERIOD	276,383	341,872	-

CASH AT END OF PERIOD	$228,195	$276,383	$228,195

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$440
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Duke Mountain Resources, Inc., together with its wholly-owned subsidiary, is an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.

The Company has not generated any revenues and has incurred an accumulated deficit of $305,309 since inception. The Company has incurred a loss of $56,692 during the year ended December 31, 2010. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

Principles of Accounting

These consolidated financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with the United States generally accepted accounting principles (US GAAP).

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

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and a term deposit with an original maturity date of three months or less. Duke Mountain occasionally has cash with financial institutions in excess of insured limits.

Mineral Rights

Mineral rights consist of costs to obtain the mineral claims. For mineral rights costs that are capitalized, once the Company determines it is not economically feasible to develop the claim, the costs are expensed. Also, mineral rights costs are not capitalized at an amount more than the anticipated recovery from the claim area. Mineral rights costs associated with specific areas will be amortized as minerals are produced from these areas. During 2009, initial exploration had been completed on all three of the Company’s mineral claims. There has been no production from the Company’s mineral properties since inception. All other costs related to the exploration of unproven properties are expensed as incurred.

Impairment of Long-lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisals, as applicable. Mineral rights assets are tested annually for impairment. During the year ended December 31, 2009, the Company fully impaired its mineral rights costs totaling $40,000.

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At December 31, 2010, the Company had $-0- on deposit in excess of currently insured amounts.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value. The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the years ended December 31, 2010 and 2009, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.

Recent Accounting Pronouncements

 Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the second fiscal quarter of 2009, the Company generated $1,520 of income through Hardin Marine Arrowhead. The Company provided website consulting services to Hardin Marine Arrowhead and the Allen Lee Group developed and implemented the web design changes. This was a one-time event due to the Company’s President and CEO, Mr. Dave Gamache, being associated with Hardin Marine Arrowhead and the Allen Lee Group. As a result, the Company has classified the amount in Other Income from related party for the year ended December 31, 2009.

NOTE 3 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31 2010	December 31, 2009
Deferred tax asset	$104,172	$81,361
Valuation allowance	(104,172)	(81,361)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2010	December 31, 2009
Tax benefit at statutory rates	$(21,523)	$(38,411)
Impairment of asset	-	15,600
Change in valuation allowance	21,523	22,811
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $264,000 as of December 31, 2010 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2027 to 2030. The fiscal years 2008 through 2010 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 4 - NOTE RECEIVABLE

During the year ended December 31, 2009, the Company made a loan to an unrelated party in the amount of $20,000. The loan was non-interest bearing had no maturity date and was repayable from the proceeds of the borrower’s operations.  During 2009, the Company recorded a loss of $20,000 on the note due to the determination that it was uncollectible.

NOTE 5 - WARRANTS

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

NOTE 5 – WARRANTS (CONTINUED)

The movement of share purchase warrants can be summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise
	Outstanding	Exercise Price
Class A Warrants
Balance, December 31, 2008	775,000	$0.50
Granted	-	-
Exercised	-	-
Balance, December 31, 2009	775,000	$0.50
Granted	-	-
Exercised	-	-
Balance, December 31, 2010	775,000	$0.50

Class B Warrants
Balance, December 31, 2008	775,000	$0.55
Granted	-	-
Exercised	-	-
Balance, December 31, 2009	775,000	$0.55
Granted	-	-
Exercised	-	-
Balance, December 31, 2010	775,000	$0.55

No warrants were granted, exercised or expired in the years ended December 31, 2010 and 2009. The warrants had no intrinsic value at December 31, 2010 and 2009 and at December 31, 2010 had a remaining contractual life of approximately 1.8 years.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9:   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure. On October 12, 2009 we elected a new independent registered public accounting firm to audit the Company’s financial statements. The firm of GBH CPAs, PC currently serves as the Company’s independent accountants. They have served as our independent auditors since October 12, 2009. Our previous auditors were Peterson Sullivan, LLP from inception May 6, 2006 through October 12, 2009.

ITEM 9A:  CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

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

Our chief executive officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (Chief Executive Officer and Chief Financial Officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2010, our internal control over financial reporting were ineffective due to the material weaknesses described below.

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

ITEM 9B.  OTHER INFORMATION.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding Internal Control over Financial Reporting.  The Company's Internal Control over Financial Reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report on Internal Control over Financial Reporting in this annual report.

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

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met two times and acted by unanimous written Minutes two times during the year ended December 31, 2009. Through December 31, 2009, our Board of Directors consisted of Mr. Dave Gamache, Mr. Mike Patton. On October 20, 2009, Mr. Mike Patton elected to resign due to other commitments and Mr. Gamache is our sole director at December 31, 2010.

Director Compensation

Our President was compensated $9,000 for serving as such in 2010.This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

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

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the two-year period ended December 31, 2010, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2010 that exceeded $100,000.

Summary Compensation Table

   Securities

  Underlying

Name and

    Options

All Other

Principal Position               Year      Salary        Bonus

Other(1)

            Granted                 Compensation

Dave Gamache

2010

$0

$0

$9,000

   0

$0

President, CEO

2009

$0

$0

$9,000

   0

$0

and Director

Mike Patton

2009

$0

$0

$0

          0

$0

Director

(1) Mr. Gamache was compensated and $9,000 for 2010 and 2009. This is a monthly fee of $750. There is no employment, management or consulting agreement in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2010 to the named officers and directors:

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

Options on December 31, 2010

Options on December 31, 2010

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2010, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percentage

Herdev S. Rayat

10,000,000

  82%

3466 West Broadway

Vancouver, BC V6R 2B3

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of GBH CPAs, PC currently serves as the Company’s independent accountants. They have served as our independent registered public accounting firm since October 12, 2009. Our previous auditors were Peterson Sullivan, LLP from inception May 6, 2006 through October 12, 2009. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  We do not currently have an audit committee. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses, in connection with the audits of our consolidated  financial statements for the two most recent  fiscal years and for the reviews of our financial information  included in our Annual  Report on Form 10-K  and our  quarterly reports on Form 10-Q during the fiscal years ending  December  31, 2010 and December 31, 2009 were approximately $13,000 and $18,000, respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our independent registered public accounting firm for fiscal 2010 and 2009 were approximately $-0- and $0, respectively.

There were no audit-related or other fees billed by our independent registered public accounting firm for the years ended December 31, 2010 and 2009.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2010 and 2009

•

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period

•

from Inception on May 3, 2006 to December 31, 2010

•

Consolidated Statements of Stockholders’ Equity from Inception on May 3, 2006

•

to December 31, 2010

•

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

•

and for the period from Inception on May 3, 2006 to December 31, 2010

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

Signature	Title	Date

/s/ Dave Gamache	President, Chief Executive Officer,	March 29, 2011
Dave Gamache	Chief Financial Officer and Director

Exhibit Index

Exhibit No.	Description of Exhibit

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2011	By:	/s/ Dave Gamache
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2011 Date: March 9, 2009 Date: March 9, 2009 Date: March 9, 2009	By:	/s/ Dave Gamache
Dave Gamache
Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Duke Mountain Resources, Inc. (the “Company”) on the Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dave Gamache, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)	the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

DUKE MOUNTAIN RESOURCES, INC.

Date: March 29, 2011	By:	/s/ Dave Gamache
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

In connection with the Annual Report of Duke Mountain Resources, Inc. (the “Company”) on the Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dave Gamache, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)	the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

DUKE MOUNTAIN RESOURCES, INC.

Date: March 29, 2011	By:	/s/ Dave Gamache
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