Form 10-Q
period 2011-03-31
Duke Mountain Resources, Inc
filed 2011-05-12
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2011

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

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes   [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of   “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer   [   ] Non-accelerated Filer [  ] Smaller Reporting Company [ X ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ X ] Yes  [   ] No

 There were 12,180,000 common shares outstanding of as of May 9, 2011.

CONTENTS

 PART I - FINANCIAL INFORMATION

 Item 1.     Financial Statements

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ITEM 4T. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$215,200	$228,195
Prepaid expenses	-	5,500

Total Current Assets	215,200	233,695

TOTAL ASSETS	$215,200	$233,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,085	$7,004

Total Current Liabilities	1,085	7,004

Total Liabilities	1,085	7,004

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(317,885)	(305,309)

Total Stockholders' Equity	214,115	226,691
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$215,200	$233,695

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RSOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
	For the Three Months Ended		On May 3, 2006
	March 31,		To March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of asset	-	-	40,000
Bad debt expense	-	-	20,000
Mineral exploration expense	-	-	40,404
General and administrative	12,784	11,675	242,536

Total Operating Expenses	12,784	11,675	342,940

LOSS FROM OPERATIONS	(12,784)	(11,675)	(342,940)

OTHER INCOME (EXPENSE)
Other income	-	-	1,520
Interest income	208	337	23,535

Total Other Income	208	337	25,055

LOSS BEFORE INCOME TAXES	(12,576)	(11,338)	(317,885)

Provision for income taxes	-	-	-

NET LOSS	$(12,576)	$(11,338)	$(317,885)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING – BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTIAN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statement of Stockholders' Equity (Unaudited)
			Additional	Deficit Accumulated During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, May 3, 2006	-	$-	$-	$-	$-

Common stock issued for cash in
private placement, May 3, 2006	10,000,000	10,000	-	-	10,000
Common stock issued for cash in
private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000
Common stock issued for cash in
private placement, November 14, 2006	405,000	405	161,595	-	162,000
Net loss for the period ended
December 31, 2006	-	-	-	(12,704)	(12,704)
Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in
public offering, August 29, 2007	760,000	760	303,240	-	304,000
Common stock issued for cash in
public offering October 31, 2007	15,000	15	5,985	-	6,000
Net loss for the year ended
December 31, 2007	-	-	-	(69,547)	(69,547)
Balance, December 31, 2007	12,180,000	12,180	519,820	(82,251)	449,749

Net loss for the year ended
December 31, 2008	-	-	-	(67,877)	(67,877)
Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872
Net loss for the year ended
December 31, 2009	-	-	-	(98,489)	(98,489)
Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383

Net loss for the year ended
December 31, 2010	-	-	-	(56,692)	(56,692)
Balance, December 31, 2010	12,180,000	12,180	519,820	(305,309)	226,691

Net loss for the three months ended
March 31, 2011	-	-	-	(12,576)	(12,576)
Balance, March 31, 2011	12,180,000	$12,180	$519,820	$(317,885)	$214,115

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the Three Months Ended		May 3, 2006 to
	March 31,		March 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(12,576)	$(11,338)	$(317,885)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:
Prepaid expenses	5,500	7,000	-
Accounts payable and accrued liabilities	(5,919)	1,015	1,085

Net Cash Used in Operating Activities	(12,995)	(3,323)	(256,800)

INVESTING ACTIVITIES
Note receivable	-	-	(20,000)
Investment in mineral right	-	-	(40,000)

Net Cash Used in Investing Activities	-	-	(60,000)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,995)	(3,323)	215,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	228,195	276,383	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,200	$273,060	$215,200

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

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

Duke Mountain Resources, Inc., together with its wholly-owned subsidiary, is an exploration stage company focused on the acquisition of mineral rights and exploration for gold, silver and base metal properties.

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2010 audited consolidated financial statements as filed on Form 10-K with the SEC.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company has not generated any revenues and has incurred an accumulated deficit of $317,885 since inception. The Company has incurred a loss of $12,576 during the three months ended March 31, 2011. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company will depend in large part on the Company’s ability to identify, procure and develop mineral interests and successfully raise capital from external sources to pay for planned expenditures and fund operations.

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

           NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company did not issue any common stock during the three months ended March 31, 2011.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management reviewed all material events through the date the consolidated financial statements were issued and there are no material subsequent events to report.

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

General

 The following discussion and analysis should be read in conjunction with our consolidated financial statements (and notes thereto) appearing elsewhere in this report.

 Plan of Operations

Based upon evaluation work performed, during the fiscal year ended December 31, 2009, the Company determined its existing mineral claims (the Waterloo Creek, Goldstar and Rosewall Gold Properties) were not economically viable and wrote off its investment in these Properties.  At March 31, 2011, the Company does not have any active mineral exploration or evaluation projects underway.

As of March 31, 2011, we had cash of $215,200 and at December 31, 2010, we had cash of $228,195. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we could be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be a feasible alternative as we do not have tangible assets to secure any debt financing.

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

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or exercise of Warrants to fund any future exploration programs or any of our other expenses. In the absence of such financing, we will not be able to continue exploration for new mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our new exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our present or future mineral claims. If we do not obtain additional financing, we will be forced to abandon our plan of operations.

Results of Operations

We have had no revenues for the three months ended March 31, 2011 and 2010.  We do not anticipate generating revenues during the next 12 months.

We incurred a loss of $12,576 for the three months ended March 31, 2011 compared to a loss of $11,338 for the same period in 2010, a difference of $1,238 or 11%.  The difference is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

We expect our total operating expenses to be approximately $10,000 to $12,000 per quarter for the remainder of 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $12,995 for the three months ended March 31, 2011.  Cash was used primarily for professional fees and other general and administrative expenses.  The Company has current assets of $215,200, consisting of cash, and current liabilities of $1,085, consisting of accounts payable and accrued liabilities.

Future Financing

We anticipate continuing to rely on cash on hand and equity sales of our common stock to finance our future business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or be able to arrange for debt or other financing to fund our future exploration activities.

Off-Balance Sheet Arrangements.   We do not have any off-balance sheet arrangements.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of March 31, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $317,885 for the period from May 3, 2006 (inception) to March 31, 2011.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of March 31, 2011 we had cash on hand in the amount of $215,200. We currently do not have any operations and we have no income.

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

At this time, we are uncertain as to whether we will be successful in acquiring new mineral claims with any potential ore deposits, we may be unable to generate revenues from these future operations and we will have to cease doing business.

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

Our sole officer and director is also an officer and director of other companies, and we may have to compete with the other companies for his time, attention and efforts.

Our President, Mr. Dave Gamache expects to devote approximately twenty (20%) of his time to our affairs.Our proposed businesses raises potential conflicts of interests between our officer and director and us.

Our directoris or may become a director of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our director may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies.

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

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Effect On Our Business.

We rely upon the services of our sole director and president, Mr. Dave Gamache, the loss of which could have a material adverse effect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our director and officer, or attract other qualified personnel when we chose to do so, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

We currently have no employment agreement with our officer and director imposing any specific condition on our officer and director regarding his continued employment by us.

 We do not maintain key man insurance on our director or officer.

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

None.

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

 Date: May 12, 2011

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

 Date: May 12, 2011

 /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 1. The Report duly complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2011

  /s/ Dave Gamache

 Dave Gamache

 President, Chief Executive Officer,

 Principal Accounting Officer and Director