Form 10-Q
period 2011-06-30
Duke Mountain Resources, Inc
filed 2011-08-15
CIK 1379043

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

 FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2011

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

There were 12,180,000 common shares outstanding of as of August 15, 2011.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS

Cash and cash equivalents	$199,593	$228,195
Prepaid expenses	-	5,500

Total Current Assets	199,593	233,695

TOTAL ASSETS	$199,593	$233,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$7,004

Total Current Liabilities	-	7,004

Total Liabilities	-	7,004

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(332,407)	(305,309)

Total Stockholders' Equity	199,593	226,691
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$199,593	$233,695

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RSOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From
					Inception on
	For the Three Months Ended		For the Six Months Ended		May 3, 2006
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Impairment of asset	-	-	-	-	40,000
Bad debt expense	-	-	-	-	20,000
Mineral exploration expense	-	-	-	-	40,404
General and administrative	14,680	14,235	27,464	25,910	257,216
Total Operating Expenses	14,680	14,235	27,464	25,910	357,620

LOSS FROM OPERATIONS	(14,680)	(14,235)	(27,464)	(25,910)	(357,620)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	1,520
Interest income	158	320	366	658	23,693
Total Other Income	158	320	366	658	25,213

LOSS BEFORE INCOME TAXES	(14,522)	(13,915)	(27,098)	(25,252)	(332,407)
Provision for income taxes	-	-	-	-	-
NET LOSS	$(14,522)	$(13,915)	$(27,098)	$(25,252)	$(332,407)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTIAN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, May 3, 2006	-	$-	$-	$-	$-

Common stock issued for cash in
private placement, May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash in
private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000

Common stock issued for cash in
private placement, November 14, 2006	405,000	405	161,595	-	162,000

Net loss for the period ended
December 31, 2006	-	-	-	(12,704)	(12,704)

Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in
public offering, August 29, 2007	760,000	760	303,240	-	304,000

Common stock issued for cash in
public offering October 31, 2007	15,000	15	5,985	-	6,000

Net loss for the year ended
December 31, 2007	-	-	-	(69,547)	(69,547)

Balance, December 31, 2007	12,180,000	12,180	519,820	(82,251)	449,749

DUKE MOUNTIAN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Stockholders' Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2007	12,180,000	12,180	519,820	(82,251)	449,749

Net loss for the year ended
December 31, 2008	-	-	-	(67,877)	(67,877)

Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872

Net loss for the year ended
December 31, 2009	-	-	-	(98,489)	(98,489)

Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383

Net loss for the year ended
December 31, 2010	-	-	-	(56,692)	(56,692)

Balance, December 31, 2010	12,180,000	12,180	519,820	(305,309)	226,691

Net loss for the six months ended
June 30, 2011	-	-	-	(27,098)	(27,098)

Balance, June 30, 2011	12,180,000	$12,180	$519,820	$(332,407)	$199,593

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the Six Months Ended		May 3, 2006
	June 30,		to June 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(27,098)	$(25,252)	$(332,407)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:
Prepaid expenses	5,500	3,000	-
Accounts payable and accrued liabilities	(7,004)	-	-

Net Cash Used in Operating Activities	(28,602)	(22,252)	(272,407)

INVESTING ACTIVITIES

Note receivable	-	-	(20,000)
Investment in mineral right	-	-	(40,000)

Net Cash Used in Investing Activities	-	-	(60,000)

FINANCING ACTIVITIES

Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(28,602)	(22,252)	199,593
CASH AT BEGINNING OF PERIOD	228,195	276,383	-
CASH AT END OF PERIOD	$199,593	$254,131	$199,593

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

Duke Mountain Resources, Inc. (the “Company"), a Nevada Corporation, was formed on May 3, 2006 with authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.  Duke Mountain Resources, Inc., together with its wholly-owned subsidiary, Duke Mountain Resources Canada, Inc., is an exploration stage company focused on the acquisition of mineral rights and exploration for gold, silver and base metal properties.  The subsidiary holds title to all mineral claims and has no liabilities. The Canadian operating subsidiary conducts all mineral exploration for Duke Mountain Resources, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $332,407 since inception. The Company has incurred a loss of $27,098 during the six months ended June 30, 2011. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2011

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements upon adoption.

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

 Plan of Operations

Based upon evaluation work performed, during the fiscal year ended December 31, 2009, the Company determined its existing mineral claims (the Waterloo Creek, Goldstar and Rosewall Gold Properties) were not economically viable and wrote off its investment in these Properties.  At June 30, 2011, the Company does not have any active mineral exploration or evaluation projects underway.

As of June 30, 2011, we had cash of $199,593 and at December 31, 2010, we had cash of $228,195. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

We had no revenues for the three months ended June 30, 2011 and 2010.  We do not anticipate generating revenues during the next 12 months.

We incurred a loss of $14,522 for the three months ended June 30, 2011 compared to a loss of $13,915 for the same period in 2010.  The difference is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

For the Six Months Ended June 30, 2011 and 2010

We had no revenues for the six months ended June 30, 2011 and 2010.  We do not anticipate generating revenues during the next 12 months.

We incurred a loss of $27,098 for the six months ended June 30, 2011 compared to a loss of $25,252 for the same period in 2010.  The difference is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

We expect our total operating expenses to be approximately $12,000 to $15,000 per quarter for the remainder of 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $28,602 for the six months ended June 30, 2011.  Cash was used primarily for professional fees and other general and administrative expenses.  The Company has current assets of $199,593, consisting of cash, and current liabilities of $-0-, resulting in working capital of $199,593.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of June 30, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $332,407 for the period from May 3, 2006 (inception) to June 30, 2011.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of June 30, 2011 we had cash on hand in the amount of $199,593. We currently do not have any operations and we have no income.

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

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

•Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•Availability and costs of financing;

•Ongoing costs of production; and

•Environmental compliance regulations and restraints.

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

Our director is or may become a director of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our director may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies.

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

Date: August 15, 2011

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability  of financial reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 15, 2011

/s/ Dave Gamache

Dave Gamache

President, Chief Executive Officer,

Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350

 AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Duke Mountain Resources, Inc. (the Company”), on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the Report”), I, Dave Gamache, President and Principal Accounting Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report duly complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2011

/s/ Dave Gamache

Dave Gamache

President, Chief Executive Officer,

Principal Accounting Officer and Director