Form 10-Q/A
period 2011-06-30
Duke Mountain Resources, Inc
filed 2011-08-31
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Duke Mountain Resources, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 31, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$199,593	$228,195
Prepaid expenses	-	5,500

Total Current Assets	199,593	233,695

TOTAL ASSETS	$199,593	$233,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$7,004

Total Current Liabilities	-	7,004

Total Liabilities	-	7,004

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000 shares authorized: 12,180,000 shares issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(332,407)	(305,309)

Total Stockholders' Equity	199,593	226,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$199,593	$233,695

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RSOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Income Statement
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from May 3, 2006 (inception) to June 30, 2011
REVENUES
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
Impairment of asset	-	-	-	-	40,000
Bad debt expense	-	-	-	-	20,000
Mineral exploration expense	-	-	-	-	40,404
General and administrative	14,680	14,235	27,464	25,910	257,216
Total Operating Expenses	14,680	14,235	27,464	25,910	357,620

LOSS FROM OPERATIONS	(14,680)	(14,235)	(27,464)	(25,910)	(357,620)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-	1,520
Interest income	158	320	366	658	23,693
Total Other Income	158	320	366	658	25,213

LOSS BEFORE INCOME TAXES	(14,522)	(13,915)	(27,098)	(25,252)	(332,407)
Provision for income taxes	-	-	-	-	-
NET LOSS	$(14,522)	$(13,915)	$(27,098)	$(25,252)	$(332,407)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

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

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from May 3, 2006 (inception) to June 30, 2011

OPERATING ACTIVITIES
Net loss	$(27,098)	$(25,252)	$(332,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:
Prepaid expenses	5,500	3,000	-
Accounts payable and accrued liabilities	(7,004)	-	-

Net Cash Used in Operating Activities	(28,602)	(22,252)	(272,407)

INVESTING ACTIVITIES
Note receivable	-	-	(20,000)
Investment in mineral right	-	-	(40,000)

Net Cash Used in Investing Activities	-	-	(60,000)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(28,602)	(22,252)	199,593
CASH AT BEGINNING OF PERIOD	228,195	276,383	-
CASH AT END OF PERIOD	$199,593	$254,131	$199,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

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

We incurred a loss of $27,098 for the three months ended June 30, 2011 compared to a loss of $25,252 for the same period in 2010.  The difference is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

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

None.

Item 3     DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5     OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6     EXHIBITS

(a) Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance
Exhibit 101.SCH	XBRL Schema
Exhibit 101.CAL	XBRL Calculation
Exhibit 101.DEF	XBRL Definition
Exhibit 101.LAB	XBRL Label
Exhibit 101.PRE	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2011

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

Date: August 31, 2011

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

Date: August 31, 2011

/s/ Dave Gamache

Dave Gamache

President, Chief Executive Officer,

Principal Accounting Officer and Director