Form 10-Q
period 2011-09-30
Duke Mountain Resources, Inc
filed 2011-11-09
CIK 1379043

FORM 10Q MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2011

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

There were 12,180,000 common shares outstanding as of November 1, 2011.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192,506	$228,195
Prepaid expenses	-	5,500

TOTAL ASSETS	$192,506	$233,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$240	$7,004

Total Liabilities	240	7,004
STOCKHOLDERS' EQUITY
Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(339,734)	(305,309)

Total Stockholders' Equity	192,266	226,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,506	$233,695

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From
					Inception on
	For the Three Months Ended		For the Nine Months Ended		03-May-06
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
Impairment of asset	-	-	-	-	40,000
Bad debt expense	-	-	-	-	20,000
Mineral exploration expense	-	-	-	-	40,404
General and administrative	7,489	17,619	34,953	43,529	264,705
Total Operating Expenses	7,489	17,619	34,953	43,529	365,109
LOSS FROM OPERATIONS	-7,489	-17,619	-34,953	-43,529	-365,109
OTHER INCOME (EXPENSE)
Other income	-	-	-	-	1,520
Interest income	162	309	528	967	23,855
Total Other Income	162	309	528	967	25,375
LOSS BEFORE INCOME TAXES	-7,327	-17,310	-34,425	-42,562	-339,734
Provision for income taxes	-	-	-	-	-
NET LOSS	$-7,327	$-17,310	$-34,425	$-42,562	$-339,734
BASIC AND DILUTED NET LOSS PER SHARE	$0	$0	$0	$0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

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

DUKE MOUNTIAN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Stockholders' Equity (continued)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2007	12,180,000	$12,180	$519,820	$(82,251)	$449,749

Net loss for the year ended
December 31, 2008	-	-	-	(67,877)	(67,877)

Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872

Net loss for the year ended
December 31, 2009	-	-	-	(98,489)	(98,489)

Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383

Net loss for the year ended
December 31, 2010	-	-	-	(56,692)	(56,692)

Balance, December 31, 2010	12,180,000	12,180	519,820	(305,309)	226,691

Net loss for the nine months ended
September 30, 2011	-	-	-	(34,425)	(34,425)

Balance, September 30, 2011	12,180,000	$12,180	$519,820	$(339,734)	$192,266

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
			From
			Inception on
	For the Nine Months Ended		03-May-06
	September 30,		to September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$-34,425	$-42,562	$-339,734
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:
Prepaid expenses	5,500	7,000	-
Accounts payable and accrued liabilities	-6,764	-	240
Net Cash Used in Operating Activities	-35,689	-35,562	-279,494

INVESTING ACTIVITIES

Note receivable	-	-	-20,000
Investment in mineral right	-	-	-40,000
Net Cash Used in Investing Activities	-	-	-60,000

FINANCING ACTIVITIES

Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000
Net Cash Provided by Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	-35,689	-35,562	192,506
CASH AT BEGINNING OF PERIOD	228,195	276,383	-

CASH AT END OF PERIOD	$192,506	$240,821	$192,506

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $339,734 since inception. The Company has incurred a loss of $34,425 during the nine months ended September 30, 2011. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the periods ended September 30, 2011 and 2010, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.  There are 775,000 Class A Warrants issued and outstanding and 775,000 Class B Warrants issued and outstanding that would be potentially dilutive if the Company’s stock price exceeded the warrant exercise prices, which was not the case for any of the periods presented.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

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

Plan of Operations

Based upon evaluation work performed, during the fiscal year ended December 31, 2009, the Company determined its existing mineral claims (the Waterloo Creek, Goldstar and Rosewall Gold Properties) were not economically viable and wrote off its investment in these Properties.  At September 30, 2011, the Company does not have any active mineral exploration or evaluation projects underway.

As of September 30, 2011, we had cash of $192,506 and at December 31, 2010, we had cash of $228,195. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

We had no revenues for the three months ended September 30, 2011 and 2010.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $7,327 for the three months ended September 30, 2011 compared to a loss of $17,310 for the same period in 2010.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

For the Nine Months Ended September 30, 2011 and 2010

We had no revenues for the nine months ended September 30, 2011 and 2010.  We do not anticipate generating revenues during the next 12 months.

We incurred a loss of $34,425 for the nine months ended September 30, 2011 compared to a loss of $42,562 for the same period in 2010.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

We expect our total operating expenses to be approximately $12,000 to $15,000 per quarter for the remainder of 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $35,689 for the nine months ended September 30, 2011.  Cash was used primarily for professional fees and other general and administrative expenses.  We had current assets of $192,506, consisting of cash, and current liabilities of $240, resulting in working capital of $192,266.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of September 30, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $339,734 for the period from May 3, 2006 (inception) to September 30, 2011.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of September 30, 2011 we had cash on hand in the amount of $192,506. We currently do not have any operations and we have no income.

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

Our President, Mr. Dave Gamache expects to devote approximately twenty (20%) of his time to our affairs.  Our proposed businesses raises potential conflicts of interests between our officer and director and us.

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

With one affiliate and non-affiliates holding restricted securities as of the date of this report, the respective holding periods commenced on February 14, 2008.

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

Date: November 9, 2011

DUKE MOUNTAIN RESOURCES, INC.

By: _ /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director