Form 10-K
period 2011-12-31
Duke Mountain Resources, Inc
filed 2012-03-21
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2011

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 333-140177

DUKE MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [ X ] No []

As of June 30, 2011, the aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC Bulletin Board of $0.60 was approximately $1,306,200.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of February 29, 2012 was 12,180,000.

DOCUMENTS INCORPORATED BY REFERENCE – None.

DUKE MOUNTAIN RESOURCES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Duke Mountain Resources, Inc.," "Duke Mountain," "the Company," "we," "us," and "our" refer to Duke Mountain Resources, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our business; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1.  BUSINESS

Introduction

Duke Mountain Resources, Inc. (“Duke Mountain,” “we,” “our,” or “us,”) is a Nevada corporation incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2011, we had 12,180,000 shares of common stock issued and outstanding. On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. Our Corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  On December 19, 2011, we attained 100% mineral interest rights to a property located in Pershing County, Nevada called “Tonya” (the “Tonya Property”). Although exploratory work in the area of our property conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claims.

As of the date of this Annual Report, there are no known mineral reserves on the Tonya Property.

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

Tonya Property

The Tonya Property is located in Pershing County, Nevada near the historic site of Mill City, approximately 40 miles northeast of Lovelock and 40 miles southeast of Winnemucca along US Interstate highway 80. It is approximately 13 miles north east of the Florida Canyon Mine, 16 miles northeast of the Standard Mine and 25 miles north of the Midway Gold Corp’s Spring Valley discovery.

The Tonya property has no existing resource or any economic studies. In order to prove any commercially viable discovery, we will need to start a work program consisting of detailed mapping of the surface geology in detail, geophysical surveys consisting of detailed ground magnetmetry and IP-Resistivity to identify prospective areas of alteration, silicification and mineralization and a program of RC drilling to test prospective areas.

We attained lease rights to the Tonya property on December 19, 2011 from Gold Range LLC (“Gold Range”).  Pursuant to the Mining Lease Agreement between us and Gold Range (the “Lease Agreement”), we have attained a 10-year exclusive right and privilege to enter the Tonya Property for the purposes of exploration and prospecting for any and all minerals, mineral substances, metals, ore-bearing materials and rocks of every kind, including any and all water rights appurtenant to the Tonya Property.

Pursuant to the Lease Agreement, we are required to pay Gold Range royalty payments according to the following schedule.

(a)

The sum of $20,000 upon execution of the Lease Agreement;

(b)

Annual payments on or before each of the following;

First Anniversary of this Agreement	$ 2,500
Second Anniversary	$ 5,000
Third Anniversary	$ 5,000
Fourth Anniversary	$ 10,000
Fifth Anniversary	$ 50,000
Sixth Anniversary and on each anniversary thereafter	$ 100,000

Title to Our Property

The Tonya property consists of 17 unpatented lode mining claims, the Tonya #521 through and inclusive of Tonya #538, which cover approximately 340 acres. We own 100% of the claims under the Mining Law of 1872. The mineral rights which comprise the Tonya Property are appropriated under U.S. mining laws. The lands in the area of the property are split estate lands. The mineral rights together with the right of ingress and egress are retained by public ownership, administered by the Bureau of Land Management (“BLM”) and subject to such appropriation under applicable mining laws. These surface rights have passed into private ownership.

Tonya Property – Unpatented Mining Claims

Claim Name

BLM (NMC) Serial Number

Tonya #521

947830

Tonya #523

947831

Tonya #524

947832

Tonya #525

947833

Tonya #526

947834

Tonya #527

947835

Tonya #528

947836

Tonya #529

947837

Tonya #530

947838

Tonya #531

947839

Tonya #532

947840

Tonya #533

947841

Tonya #534

947842

Tonya #535

947843

Tonya #536

947844

Tonya #537

947845

Tonya #538

947846

Historic Exploration and Improvement on Tonya Property

There are no mine workings or production history for the Tonya Property. Several shallow prospect pits exist on the property which likely occurred during the 1940’s when the nearby Standard Mine was being developed and put into production.

Billiton Minerals conducted two phases of exploration drilling on the property in 1990 and 1991, completing 20 RC holes with cumulative drilled footage of 5,985 feet. Echo Bay Exploration subsequently conducted exploration drilling in 1992 and 1993 completing 8 RC drill holes with a combined footage of 3,530 feet. In total, 9,515 feet of RC style drilling has been completed on the Property. Drill holes on the property range from 165 to 500 feet in depth and average 340 feet.

All trails, drill sites from this previous work has been reclaimed and accepted by the BLM. There are no known environmental liabilities or conditions which could result in an environmental liability on or associated with the property at this time. Within the property, Pershing County maintains a series of all weather gravel roads which cross the property. Proximal to the property, US Interstate 80, the Transcontinental rail road, natural gas lines, and heavy duty power lines all run along the western boundary of the property.

Geology

The Tonya Property lies in the Mill City Hills, a distinctive semi-circular area of low, but uniformly positive relief approximately 3 miles in diameter situated at the intersection of large north east trending structures related to the Humboldt Structural Lineament and a series of northwest trending faults and structures. The area is situated at the northern end of the Humboldt Range, a north-trending uplift of rocks ranging in age from Permian to Quaternary. Thrust and normal faulting together with low grade regional metamorphism related to the Jurassic-Cretaceous age Nevadan Orogeny is common throughout the region in Pre-Tertiary rocks. A series of north-trending, high-angle faults that result in the development of a series of horsts, grabens and fault blocks that traverse the region are the youngest structural event observed.

Within the circular area of the Mill City Hills, two additional “nested” semi circular features are evident on satellite imagery in the northwest quadrant. The largest is roughly 1.4 miles in diameter, within which is “nested” the smaller, central circular feature. Rock outcrops within the innermost, and smallest of these features are composed entirely of variably silicified and altered Tertiary volcanic flows and tuffs generally of andesitic to rhyolitic composition. Rock outcrops in the next larger feature are dominated by Triassic aged Natchez Pass Formation (reefal limestone) and Grass Valley Formation (phyllitic silt to mudstone with variable silicic and or carbonate content). The Natchez Pass and Grass Valley Formations have been intruded by coarsely porphyrytic andesite dikes and sills of the last Cretaceous to Tertiary age. Intense silicification, clay alteration and elevated gold mineralization are spatially associated with these intrusive bodies within the caldron. The Natchez Pass and Grass Valley formations are laterally extensive within the area bounded by the largest of these circular features.

The principal expression of these circular features is topographical control of drainage and related erosion patterns. The innermost of these forms a structural depression which has preserved Tertiary volcanic-sedimentary rocks. Considering all of these factors, this may be an indication that this could be a collapsed “caldron” situated above a rescinded magma chamber, potentially the source of the andesite porphyry dikes and sills. In 1989, Billiton Minerals mapped areas of metasomatic alteration and replacement within the Natchez Pass formation. This data suggests a buried porphyry system at depth. A distinctive “black matrix breccia” proximal to the caldron and the gold mineralization is composed of volcanic breccias fragments in the matrix of highly sulfidic chacedonic silica, and is interpreted to represent a maar structure and potentially indicate the presence of a related diatreme body.

Within the Natchez Pass and carbonate sections of the Grass Valley formations, karsti-form collapse breccias and characteristic terra rosa paleosols are widely developed. The karst breccias are often filled and replaced with jasperoidal silica. These karst structures were likely developed by percolating meteoric waters moving along structures during the late Mesozoic Nevadan Orogeny. Quaternary alluvial cover completely surrounds the Mill City Hills and is extensive in most drainages on the property.

Environmental Liability

To the best of management’s knowledge, there are no known environmental liabilities associated with the Tonya Property. All disturbances from prior exploration have been reclaimed and all bonds for that disturbance released by the Bureau of Land Management. There are no other situations known which would create foreseeable future environmental liability.

Permits

There are presently no permits in place with respect to the Tonya Property, and there are no outstanding fees or bonds due for such permits. Future exploration drilling will require such permitting and bonding with the State of Nevada Department of Environmental Protection (“NDEP”). There are typically no permits necessary to conduct surface geological, geochemical and geophysical studies.

Accessibility

Access to the Tonya Property is exceptional with US Interstate 80 approximately 700 feet west of the property, and all weather county maintained roads crossing the property. The property is 137 miles southwest of Reno, approximately 44 miles from Lovelock and 29 miles northeast to Winnemucca. Local access is provided via exits 149 and 151 to the junction of Dun Glen Canyon Road and Barber Canyon Road via county maintained all weather roads. The City of Reno, Nevada has commercial air connections with most major air carriers. The Santa Fe-Pacific Continental railroad passes approximately 1,400 feet west of the property where Mill City Siding is located and provides excellent rail access and is located 2 miles from the property via paved local roads.

Climate

The weather in the area is mild, with warm dry summers and cool moist winters. Summer temperatures rarely exceed 90 degrees Fahrenheit and winter temperatures average 40 degrees Fahrenheit with night time temperatures often falling below freezing. Snow fall is light a rarely sufficient to limit winter work. Rainfall is low and occurs mostly during the winter and spring months (December to May).

Local Resources and Infrastructure

The local economy is dominated by mining and cattle ranching. As of the date of this Report, management believes that an adequate and generally experienced workforce exists in the nearby towns of Lovelock and Winnemucca to provide all the needs for future foreseeable exploration and production operations. All support facilities necessary to develop a modern large mining operation are available in the vicinity including lodging, support labor, transportation and medical facilities.

The Humboldt River flows a few miles west of the property and adequate ground water is available at relatively shallow depths in the Humboldt River Aquifer. The Transcontinental natural gas pipeline passes next to I-80 and heavy duty 345kv power transmission lines follow this same corridor along with transcontinental telephone lines and Santa Fe – Pacific transcontinental railroad.

Physiography

The topography of the property is composed of low flat areas and gentle rolling hills. The maxim relief in the area of the property is less than 500 feet. Elevations on the property range from approximately 4,280 feet to a maximum of 4,730 feet.

Exploration and Production History

There is no production history on the Tonya Property. The history of mineral exploration began recently compared to many other gold prospect areas in Nevada.

1987

Lightning Star Mining acquired the Tonya claims

1988-1989

Preliminary surface mapping and rock chip sampling

1990-1992

Billiton Minerals drill 20 RC holes totaling 5,986 feet

1992-1993

Echo Bay leases property and drills 3,530 feet of RC drill holes

There has been no exploration activity on the Tonya Property since 1993. Both Billiton’s and Echo Bay’s programs encountered significant mineralization in their drilling. Gold Range Resources acquired the property through staking in 2006.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to acquire mineral property interests and conduct exploration activities. We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may adversely impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also be compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

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

Intellectual Property

As of the date of this report, we do not own any patent or trademark.

Employees

We have no employees as of the date of this report other than Mr. Dave Gamache, our President, CEO and Principal Accounting Officer and Mr. Jared Beebe, our Director. Mr. Gamache is paid a monthly fee of $750 per month, Mr. Beebe is paid a monthly fee of $500 per month. There are no written employment contracts between the Company and Messrs. Gamache and Beebe. Mr. Gamache began providing services to the Company on September 15, 2008 and on July 15, 2011 Mr. Beebe began serving as our Director. We engage contractors on an as-needed basis to assist us in conducting exploration activities, planning for exploration and reviewing other exploration properties for diligence purposes. As such, we conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risks Related to Our Operations

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing.

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $347,542 for the period from May 3, 2006 (inception) to December 31, 2011 and a loss of $42,233 for the year ended December 31, 2011.  Our long-term viability is dependent upon our ability to obtain financing and future profitable operations from the commercial exploitation of our mineral claims or other operations.

Our ability to operate as a going concern is in doubt. If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2011, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its mining plan. Management anticipates that for the next year of operations, our current operating funds should be sufficient to cover anticipated operating overheads, professional fees and regulatory filing fees.  However, our existing funds may be insufficient if we decide to proceed with additional exploration programs. Therefore, we will need to obtain additional financing in order to complete our full business plan.

In order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  As of December 31, 2011 we had cash in the amount of $164,738. We currently do not have any operations and we have no income.  Our business plan calls for significant expenses in connection with the exploration of mineral claims. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We depend largely on a single property - the Tonya Property.

Our sole mineral property at this time is the Tonya Property. We are dependent upon making mineral deposit discoveries at the Tonya Property for the furtherance of the Company at this time. Should we be able to make an economic find at Tonya Property, we would then be solely dependent upon a single mining operation for our revenue and profits, if any.

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

•

Availability and costs of financing;

•

The quality of our management and our geological and technical expertise;

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

There are several governmental regulations that materially restrict mineral exploration or exploitation.  We will be subject to the Nevada State, Pershing County and Federal BLM mining and mineral laws as we carry out our exploration programs.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.  If any future regulatory requirements, applicable to our operations, increase the cost of our compliance, we may find it necessary to curtail or cease our exploration activities, in which event you may lose your investment.

Our activities are subject to environmental laws and regulation that may materially adversely affect our future operations, in which case our operations could be suspended or terminated.

We are subject to a variety of federal, state and local statutes, rules and regulations in connection with our exploration activities. We are required to obtain various governmental permits to conduct exploration at, and development of, our property. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, plans of operation, and property in that we may not be able to proceed with our exploration programs. Compliance with statutory environmental quality requirements may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities. Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities. As a result of these matters, our operations could be suspended or cease entirely.

Minerals exploration and mining are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the remediation of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Federal legislation and regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management (“BLM”), Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration and mining operations within the United States. These regulations will make the process for preparing and obtaining approval of a plan of operations much more time-consuming, expensive, and uncertain. Plans of operation will be required to include detailed baseline environmental information and address how detailed reclamation performance standards will be met. In addition, all activities for which plans of operation are required will be subject to review by the BLM, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated.

U.S. federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although some mines continue to be approved in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring and mining our properties. Compliance with statutory environmental quality requirements described above may require significant capital investments, significantly affect our earning power, or cause material changes in our intended activities. Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities. As a result of these matters, our operations could be suspended or cease entirely.

Because the BLM owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to State and County title to the property, our business plan may fail. We are unaware of any outstanding native land claims with respect to any of our properties.  However, it is possible that a native land claim could be made in the future.  The federal and state government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining.  Should we encounter a situation where a native person or group claims an interest in our claims, we may be required to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.  In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

Market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Beginning in late 2007, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets, resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had and continue to have a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

We may be adversely affected by a decrease in gold prices.

The value and price of our securities, our financial results, and our exploration activities may be significantly adversely affected by declines in the price of gold and other precious metals. Gold prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the United States dollar against foreign currencies on the world market, global and regional supply and demand for gold, and the political and economic conditions of gold producing countries throughout the world. The price for gold fluctuates in response to many factors beyond anyone’s ability to predict. The prices that would be used in making any economic assessment estimates of mineralized material on our properties would be disclosed and would probably differ from daily prices quoted in the news media. Percentage changes in the price of gold cannot be directly related to any estimated resource quantities at any of our properties, as they are affected by a number of additional factors. For example, a ten percent change in the price of gold may have little impact on any estimated quantities of commercially viable mineralized material at the Tonya Property and would affect only the resultant cash flow. Because any future mining at the Tonya Property would occur over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons, including a belief that a low price of gold is temporary and/or that a greater expense would be incurred in temporarily or permanently closing a mine there.

Mineralized material calculations and life-of-mine plans, if any, using significantly lower gold and precious metal prices could result in material write-downs of our investments in mining properties and increased reclamation and closure charges.

In addition to adversely affecting any of our mineralized material estimates and its financial aspects, declining metal prices may impact our operations by requiring a reassessment of the commercial feasibility of a particular project. Such a reassessment may be the result of a management decision related to a particular event, such as a cave-in of a mine tunnel or open pit wall. Even if any of our projects may ultimately be determined to be economically viable, the need to conduct such a reassessment may cause substantial delays in establishing operations or may interrupt on-going operations, if any, until the reassessment can be completed.

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Effect On Our Business.

We rely upon the services of our board of directors and management, in particular those of Mr. Dave Gamache and Mr. Jared Beebe the loss of which could have a material adverse effect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our director and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

We currently have no employment agreements with our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us. Our officers and directors are also officers, directors and employees of other companies, and we may have to compete with such other companies for their time, attention and efforts.  We do not maintain key man insurance on any of our directors or officers.

We may compete for time and efforts of our officer and director

Our officers and directors are also officer and directors and employees of other companies, and we may have to compete with other companies for their time, attention and efforts. Our officer and director Mr. Dave Gamache expects to devote approximately twenty five (25%) of his time to our affairs. Our director Mr. Jared Beebe expects to devote twenty percent (20%) of his time to our affairs.

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

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties, or properties capable of producing precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors. At our sole property, Chandalar Alaska, we face no other competitors at this time.

Risks Particular to the market of our Common Stock

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the FINRA OTCBB during the twelve month period ended June 30, 2011, ranged between a high of $0.60 and a low of $0.60, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Because our former executive officer and director owns 82% of our outstanding common stock, investors may find that corporate decisions controlled by this individual are inconsistent with the interests of other stockholders.

 Our former President controls 82% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, our former Director is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since our former Director is our majority shareholder, his interests as a controlling shareholder may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our former Director exercising in a manner fair to all of our shareholders. Also, due to his stock ownership position, our former Director will have  (i) the ability to control the outcome of substantially all corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by our former Director to their detriment, and (iii) control over transactions between him and us.

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

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued growth of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market, or in reliance on the sale of your common stock after price appreciation, which may never occur.

ITEM 2.  PROPERTIES

Our corporate and administrative office is located at 6805 Sundance Trail, Riverside, California 92506. This office is provided to us on rent free basis by our President and CEO. We believe that our facilities are adequate for our current operations.

A description of our resources properties is set forth above in “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by the Financial Industry Regulatory Authority (FINRA). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “DKMR”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2011 and 2010.

	2011		2010
	High	Low	High	Low

First quarter	$0.00	$0.00	$0.00	$0.00
Second quarter	$0.00	$0.00	$0.00	$0.00
Third quarter	$0.00	$0.00	$0.00	$0.00
Fourth quarter	$0.60	$0.00	$0.00	$0.00

As of December 31, 2011, there were approximately 83 shareholders of record of the Company's Common Stock.

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

Recent Issuances of Unregistered Stock

None.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. (See Part I, Item 1A, "Risk Factors "). Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On December 19, 2011, we attained 100% mineral interest rights to the Tonya Property. We have elected to write down our three  British Columbia properties due to poor indications of mineralization on our phase one exploration programs in 2007, 2008 and 2009.

Although exploratory work in the area of our present property conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claim.

Our plan of operations is to carry out an initial exploration program on our Tonya Property in order to ascertain whether any commercially exploitable mineral deposit is present. We intend to set out an exploration program as described below in phases.

The Tonya Property

There are 17 unpatented lode mining claims, the Tonya #521 through and inclusive of Tonya #538. The property covers approximately 340 acres. The claims are governed under the Mining Law of 1872. The mineral rights on the Tonya Property are a split estate. The mineral rights together with the right of ingress and egress are retained in public ownership, managed by the Bureau of Land Management and subject to such appropriation under applicable mining laws. The surface rights on the Tonya Property have passed into private ownership.

Our initial start of our exploration will be to review previous data and maps. Then we intend to employ and carry out detailed geological surface mapping, soil sampling, and geophysics along with ground magnetic, IP and Resistivity surveys. After we are able to understand the geology on our Tonya Property, we will follow up with a drill program of RC and diamond core drilling to test favorable areas.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•

Exploration and development costs represent costs incurred to explore our Tonya Property. The cost of exploration includes such items as wages, contract fees, lodging, 4X4 vehicle rentals, field supplies, assays and management fee to our exploration contractor. We charge all exploration expenses to operations as they are incurred. We do not track exploration and development expenses by project.

•

Estimates of the recoverability of the carrying value of our mining and mineral property assets. We use publicly available pricing or valuation estimates of comparable property and equipment to assess the carrying value of our mining and mineral property assets. However, if future results vary materially from the assumptions and estimates used by us, we may be required to recognize an impairment in the assets’ carrying value.

•

Estimates of our environmental liabilities. Our potential obligations in environmental remediations, asset retirement obligations or reclamation activities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities.

Results of Operations for Years Ended December 31, 2011 and 2010

We had no revenues in 2011 and 2010. Our operating expenses decreased to $42,871 in 2011, from $57,957 in the same period in 2010. This decrease was primarily attributable to legal fees related to one project incurred in 2010.

Interest income decreased to $638 in 2011, from $1,265 during the same period in 2010. This was the result of lower average cash balances and lower interest paid during 2011.

Liquidity and Capital Resources for Years Ended December 31, 2011 and 2010

We are an exploration stage company and have incurred losses since our inception.

At December 31, 2011, we had a cash balance of $164,738, compared to a cash balance of $228,195 at December 31, 2010. During 2011, we used $43,457 of net cash in operating activities, as compared to $48,188 of net cash used in 2010.

As described above, we used $20,000 in investing activities by purchasing mineral rights in 2011.

We financed our operations primarily from cash on hand, through private placements and proceeds from public offerings. Net cash provided by financing activities was $0 for 2011 and 2010.

We do not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A’s and 775,000 Warrant B’s each of which is exercisable into one share of our common stock at $0.50 and $0.55, respectively, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the warrants will be exercised in full, in part or at all.

We have not generated any revenues and have incurred an accumulated deficit of $347,542 since inception. We incurred a loss of $42,233 during the year ended December 31, 2011. We face all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

If and when the time comes to obtain additional funding in order to proceed with additional exploration of one or more of our properties, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund further exploration.  We believe that debt financing will not be a  viable alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Plan of Operations

Our plan of operation has been to conduct mineral exploration on our properties in order to assess whether the properties contain mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on any of our properties.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2011 we had $164,738 cash on hand and $280 in total liabilities.  From our inception May 3, 2006 through December 31, 2011 we have incurred a net loss of $347,542.

We have sufficient cash to pay the anticipated costs of the proposed phase one on our Tonya Property; in such a case, the decision to conduct additional recommended exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon results of our exploration program and available financing at that time.

The actual cost of completing the exploration program may exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing prior to the completion of phase two of the proposed three phase program. In addition, if we decide to proceed with additional work beyond phase three of our proposed exploration activities, of which there is no assurance, we may also be required to seek additional financing. We do not have any arrangements, understandings or agreements with any person regarding any additional financings. Although there are 775,000 Warrant A and 775,000 Warrant B, each of which is exercisable into one share of our common stock at $0.50 and $0.55, respectively, which if exercised in full could provide us with an aggregate of $813,750, there is no assurance that the warrants will be exercised in full or in part.

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

Related Party Transactions

Management Fees

During the year ended December 31, 2011, we incurred a management fee of $9,000 to our President and CEO, which was comprised of a monthly fee of $750. From July 15, 2011 to December 31, 2011, we incurred a management fee of $2,750 to our Director, Mr. Jared Beebe, which was comprised of a monthly fee of $500. There is no employment, management or consulting agreement with our Directors and Officers in effect nor is there an agreement in place to convert debt to equity between us and our officer and director.

Rent

Our corporate office is located at 6805 Sundance Trail, Riverside CA 92506. We pay no monthly rent for the use of this office. There is no lease or rent agreement in place. This is provided to us by our President and CEO.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

23

Consolidated Balance Sheets as of December 31, 2011 and 2010

24

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from inception on May 3, 2006 to December 31, 2011

25

Consolidated Statements of Stockholders’ Equity from inception on May 3, 2006

26

to December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from inception on May 3, 2006 to December 31, 2011

27

Notes to Consolidated Financial Statements

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc. and Subsidiary

(An Exploration Stage Company)

Riverside, California

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. and Subsidiary (an Exploration Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on May 3, 2006 to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the period from inception on May 3, 2006 to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from inception on May 3, 2006 to December 31, 2008 include total revenues of $0 and a net loss of $150,128, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity and cash flows for the period from inception on May 3, 2006 to December  31, 2011, insofar as it relates to amounts from inception on May 3, 2006 to December 31, 2008, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duke Mountain Resources, Inc. and Subsidiary as of December 31, 2011 and 2010 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from inception on May 3, 2006 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and has generated losses from operations since inception. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 21, 2012

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash and cash equivalents	$164,738	$228,195
Prepaid expenses	-	5,500

Total Current Assets	164,738	233,695

OTHER ASSETS

Mineral rights	20,000	-

TOTAL ASSETS	$184,738	$233,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$280	$7,004

Total Liabilities	280	7,004

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(347,542)	(305,309)

Total Stockholders' Equity	184,458	226,691

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$184,738	$233,695

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the Year Ended		May 3, 2006
	December 31,		to December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of assets	-	-	40,000
Bad debt expense	-	-	20,000
Mineral exploration expense	-	-	40,404
General and administrative	42,871	57,957	272,623

Total Operating Expenses	42,871	57,957	373,027

LOSS FROM OPERATIONS	(42,871)	(57,957)	(373,027)

OTHER INCOME

Other income - related party	-	-	1,520
Interest income	638	1,265	23,965

Total Other Income	638	1,265	25,485

LOSS BEFORE INCOME TAXES	(42,233)	(56,692)	(347,542)

Provision for income taxes	-	-	-

NET LOSS	$(42,233)	$(56,692)	$(347,542)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
From Inception on May 3, 2006 to December 31, 2011
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, May 3, 2006	-	$-	$-	$-	$-
Common stock issued for cash in
private placement, May 3, 2006	10,000,000	10,000	-	-	10,000
Common stock issued for cash in
private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000
Common stock issued for cash
in private placement on November 14, 2006	405,000	405	161,595	-	162,000
Net loss for the period ended
December 31, 2006	-	-	-	(12,704)	(12,704)
Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296
Common stock issued for cash in
public offering, August 29, 2007	760,000	760	303,240	-	304,000
Common stock issued for cash in
public offering October 31, 2007	15,000	15	5,985	-	6,000
Net loss for the year ended December 31, 2007	-	-	-	(69,547)	(69,547)
Balance, December 31, 2007	12,180,000	12,180	519,820	(82,251)	449,749
Net loss for the year ended December 31, 2008	-	-	-	(67,877)	(67,877)
Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872
Net loss for the year ended December 31, 2009	-	-	-	(98,489)	(98,489)
Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383
Net loss for the year ended December 31, 2010	-	-	-	(56,692)	(56,692)
Balance, December 31, 2010	12,180,000	12,180	519,820	(305,309)	226,691
Net loss for the year ended December 31, 2011	-	-	-	(42,233)	(42,233)
Balance, December 31, 2011	12,180,000	$12,180	$519,820	$(347,542)	$184,458

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
			From
			Inception on
	For the Year Ended		May 3, 2006
	December 31,		to December 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(42,233)	$(56,692)	$(347,542)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets
and liabilities:
Prepaid expenses	5,500	1,500	-
Accounts payable and
accrued liabilities	(6,724)	7,004	280
Net Cash Used in
Operating Activities	(43,457)	(48,188)	(287,262)

INVESTING ACTIVITIES
Investment in note receivable	-	-	(20,000)
Investment in mineral rights	(20,000)	-	(60,000)
Net Cash Used in
Investing Activities	(20,000)	-	(80,000)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000
Net Cash Provided by
Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(63,457)	(48,188)	164,738
CASH AT BEGINNING OF PERIOD	228,195	276,383	-

CASH AT END OF PERIOD	$164,738	$228,195	$164,738

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

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

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,503 hectares of mineral claims. All mineral claims were transferred to our Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from our former President and Chief Executive Officer. During the year ended December 31, 2009, the Company fully impaired these mineral claims totaling $40,000.

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

The Company has not generated any revenues and has incurred an accumulated deficit of $347,542 since inception. The Company has incurred a loss of $42,233 during the year ended December 31, 2011. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. During the year ended December 31, 2009, the Company impaired its mineral claims held by Duke Mountain Resources Canada, Inc. totaling $40,000.

Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period.  The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the years ended December 31, 2011 and 2010, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.

Subsequent Events

Company management reviewed all material events through the date of this report for potential subsequent event disclosure.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - MINERAL RIGHTS

On November 22, 2011, the Company entered into a lease of mineral properties, known as the Tonya Property. In December 2011, the Company paid $20,000 as an advance royalty payment pursuant to the lease agreement.

NOTE 3 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2011	December 31, 2010
Deferred tax asset	$120,047	$104,172
Valuation allowance	(120,047)	(104,172)
Net deferred tax asset	$-	$-

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

	December 31, 2011	December 31, 2010
Tax benefit at statutory rates	$(16,471)	$(21,523)
Impairment of asset	-	-
Change in valuation allowance	16,471	21,523
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $308,000 as of December 31, 2011 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2027 to 2031. The fiscal years 2008 through 2011 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 4 - WARRANTS

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

The movement of share purchase warrants can be summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise
	Outstanding	Exercise Price
Class A Warrants
Balance, December 31, 2009	775,000	$0.50
Granted	-	-
Exercised	-	-
Balance, December 31, 2010	775,000	$0.50
Granted	-	-
Exercised	-	-
Balance, December 31, 2011	775,000	$0.50

Class B Warrants
Balance, December 31, 2009	775,000	$0.55
Granted	-	-
Exercised	-	-
Balance, December 31, 2010	775,000	$0.55
Granted	-	-
Exercised	-	-
Balance, December 31, 2011	775,000	$0.55

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

No warrants were granted, exercised or expired in the years ended December 31, 2011 and 2010. The warrants had an aggregated intrinsic value of $116,250 and $0 at December 31, 2011 and 2010 and had a remaining contractual life of approximately 0.7 years at December 31, 2011. The intrinsic value at December 31, 2011 was calculated based on the latest closing trading price during 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On November 22, 2011, the Company entered into a lease of mineral properties, known as the Tonya Property. The agreement calls for an advance royalty payment of $20,000 upon execution of the agreement and the following additional minimum payments:

Annual payments on or before each of the following:

First Anniversary of this Agreement	$ 2,500
Second Anniversary	$ 5,000
Third Anniversary	$ 5,000
Fourth Anniversary	$ 10,000
Fifth Anniversary	$ 50,000
Sixth Anniversary and on each anniversary thereafter	$ 100,000

Pursuant to the agreement, the Company can at any time terminate the agreement by giving written notice to the lessor.  After delivery of the termination notice, the Company is not required to perform any obligations or pay the minimum payments due after the termination date.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2011.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, our management has conducted an assessment using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our company’s internal control over financial reporting, as defined in rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2011. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. In conjunction with the lack of segregation of duties, the Company did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2011.

Evaluation of the Company’s Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2011. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Dave Gamache	62	President, Chief Executive Officer, Chief Financial Officer, Director
Jared Beebe	60	Director

Dave Gamache - President, Director, CEO & CFO. Since 2001, Mr. Gamache has been the principal of the Allen Lee Group. A company that provides business consulting services to businesses and individuals. Mr. Gamache is a former President, Director and Treasurer of Lake Victoria Mining Company.  Currently Mr. Gamache serves as Director and Officer of the following companies: Kibo Resources Company Inc., Microchannel Technologies Corp. and Emergent Energy Corporation.

Jared Beebe - Director since July 15, 2011. Mr. Beebe currently serves as a Director of the following companies American Goldfields, Patriot Gold, and Whistle Pig Exploration, Inc.  Mr Beebe has worked as a Senior Geologist/Project Manager for Endeavor Silver, Clifton Star Resources, Freewest Resources, Noront Resources, Bueno de Oro, Kootenay Gold, Alamaden Resources, Serengeti Resources, Soho Resources, Globex, Rouyn-Noranda, Scorpio Mining Corporation, Greenstone Nicaragua, Unigold Ressources.

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met two times and acted by unanimous written minutes two times during the year ended December 31, 2011.

Director Compensation

Our President was compensated $9,000 for serving as such in 2011, which was payable through amonthly fee of $750. Our Director Mr. Beebe was compensated $2,750 in 2011, which was payable througha monthly fee of $500. Aside from the above, our directors received no other compensation in the form of salary, bonus or stock awards in 2011. There is no employment, management or consulting agreements in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer. No executive officer of the Company had a total annual salary and bonus for 2011 that exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards	Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Dave Gamache,	2011	$9,000	-	-	-	-	-	-	$9,000
President, Chief Executive Officer, Chief Financial Officer, Director (1)	2010	9,000	-	-	-	-	-	-	$9,000

Jared Beebe,	2011	2,750	-	-	-	-	-	-	$2,750
Director	2010	-	-	-	-	-	-	-	-

Stock Option Grants in Last Fiscal Year

Our executive officers and directors were not issued any stock options or award grants for the fiscal years ended December 31, 2011 or December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED  STOCKHOLDER MATTERS

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

·	all directors and nominees, naming them,
·	our executive officers,
·	our directors and executive officers as a group, without naming them, and
·	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on February 29, 2012, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 29, 2012. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Herdev S. Rayat 3466 West Broadway Vancouver, BC V6R 2B3	10,000,000	82.00%
Dave Gamache c/o Duke Mountain Resources, Inc. 6805 Sundance Trail Riverside, CA 92506	3,000	0.02%
Jared Beebe c/o Duke Mountain Resources, Inc. 6805 Sundance Trail Riverside, CA 92506	0	0.0%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

      INDEPENDENCE

Related Transactions

There were no related party transactions during the years ended December 31, 2011 and 2010.

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

Director Independence

Our Board of Directors has determined that we do not currently have any “independent” directors. Although Duke Mountain currently is not a listed company on any national stock exchange, our Board of Directors uses the AMEX company rules as a guideline in its determination of director independence. Under those rules, no director would qualify as independent unless our Board of Directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Specifically, no director would qualify as independent if (a) during the past three years, the director or family member was employed by the Company, (b) the director accepted or has an immediate family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three preceding years, or (c) the director is, or has an immediate family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Principal Accountant	Year	Amount billed

GBH CPAs, PC	2011	$13,000
	2010	$18,000

Tax fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the year ended December 31, 2011.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the year ended December 31, 2011.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements & Schedules

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data”:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2011 and 2010

•

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from Inception on May 3, 2006 to December 31, 2011

•

Consolidated Statements of Stockholders’ Equity from Inception on May 3, 2006 to December 31, 2011

•

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from Inception on May 3, 2006 to December 31, 2011

•

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March, 2012.

DUKE MOUNTAIN RESOURCES, INC.

By:	/s/ Dave Gamache
Dave Gamache
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 21, 2012, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Dave Gamache	President and Chief Executive Officer, Director
Dave Gamache	(Principal Executive Officer)

/s/ Dave Gamache	Chief Financial Officer
Dave Gamache	(Principal Financial and Accounting Officer)

/s/ Jared Beebe	Director
Jared Beebe

DUKE MOUNTAIN RESOURCES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Duke Mountain Resources, Inc. (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

3.2	Bylaws of Duke Mountain Resources, Inc. (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

3.3	Bylaws, as amended, of Duke Mountain Resources, Inc. (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

4.1	Form of Class A Warrant (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)
4.2	Form of Class B Warrant (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.1	Goldstar Property Purchase Agreement (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.2	Rosewall Gold Property Purchase Agreement (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.3	Waterloo Creek Property Purchase Agreement (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.4	Goldstar Geology Report (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.5	Rosewall Gold Geology Report (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.6	Waterloo Creek Geology Report (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.7	Banking Agreement with CIBC (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on March 20, 2007)

10.8	Subscription Agreement (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on March 20, 2007)

10.9

Mining Lease Agreement between Gold Range Company LLC and Duke Mountain Resources, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2011)

10.10

Mining Lease Agreement between Gold Range Company LLC and Duke Mountain Resources, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2011)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).