Form 10-Q
period 2012-03-31
Duke Mountain Resources, Inc
filed 2012-05-14
CIK 1379043

FORM 10Q MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2012

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

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes   [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ] Accelerated Filer   [   ] Non-accelerated Filer [  ] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ X ] Yes  [   ] No

There were 12,180,000 shares of common stock outstanding as of May 5, 2012.

CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4T. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$150,313	$164,738

Total Current Assets	150,313	164,738

OTHER ASSETS

Mineral rights	20,000	20,000

TOTAL ASSETS	$170,313	$184,738

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$6,665	$280

Total Liabilities	6,665	280

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000 shares authorized, 12,180,000 shares issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(368,352)	(347,542)

Total Stockholders' Equity	163,648	184,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$170,313	$184,738

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			From
			Inception on
	For the Three Months Ended		May 3, 2006
	March 31,		to March 31,
	2012	2011	2012
REVENUES	$–	$–	$–
OPERATING EXPENSES
Impairment of assets	–	–	40,000
Bad debt expense	–	–	20,000
Mineral exploration expense	–	–	40,404
General and administrative	20,906	12,784	293,529

Total Operating Expenses	20,906	12,784	393,933

LOSS FROM OPERATIONS	(20,906)	(12,784)	(393,933)

OTHER INCOME
Other income	–	–	1,520
Interest income	96	208	24,061

Total Other Income	96	208	25,581

LOSS BEFORE INCOME TAXES	(20,810)	(12,576)	(368,352)

Provision for income taxes	–	–	–

NET LOSS	$(20,810)	$(12,576)	$(368,352)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From
			Inception on
	For the Three Months Ended		May 3, 2006
	March 31,		to March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(20,810)	$(12,576)	$(368,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	–	–	40,000
Bad debt expense	–	–	20,000
Changes in operating assets and liabilities:
Prepaid expenses	–	5,500	–
Accounts payable and accrued expenses	6,385	(5,919)	6,665

Net Cash Used in Operating Activities	(14,425)	(12,995)	(301,687)

INVESTING ACTIVITIES
Note receivable	–	–	(20,000)
Investment in mineral rights	–	–	(60,000)

Net Cash Used in Investing Activities	–	–	(80,000)

FINANCING ACTIVITIES
Proceeds from public offering	–	–	310,000
Proceeds from private placements	–	–	222,000

Net Cash Provided by Financing Activities	–	–	532,000

NET INCREASE (DECREASE) IN CASH	(14,425)	(12,995)	150,313
CASH AT BEGINNING OF PERIOD	164,738	228,195	–

CASH AT END OF PERIOD	$150,313	$215,200	$150,313
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$–	$–	$440
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $368,352 since inception. The Company has incurred a loss of $20,810 during the three months ended March 31, 2012. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the periods ended March 31, 2012 and 2011, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.  There are 775,000 Class A Warrants issued and outstanding and 775,000 Class B Warrants issued and outstanding that would be potentially dilutive if the Company’s stock price exceeded the warrant exercise prices, which was not the case for any of the periods presented.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

Plan of Operations

We anticipate starting a work program on our Tonya property in the second quarter of this year by initially mapping the property of its surface geology in detail followed by ground magnetmetry and IP-Resistivity to identify prospective areas of alteration and mineralization. After an in depth review from the data gathered. We intend to carry out a drill program based on good results from soil and rock samples taken in our initial mapping of the property.

The Tonya property has no existing resource or any economic studies. The property is located in Pershing County, Nevada near the historic site of Mill City, approximately 40 miles northeast of Lovelock and 40 miles southeast of Winnemucca along US Interstate 80. It is approximately 13 miles northeast of the Florida Canyon Mine, 16 miles northeast of the Standard Mine and 25 miles north of the Midway Gold Corp’s Spring Valley discovery.

We acquired the Tonya property in December 2011. There are 17 unpatented lode mining claims and covers an area of approximately 340 acres. The property is a split estate, the surface rights are privately owned, the mineral rights are publicly owned. We have the right to ingress and egress through the BLM (Bureau of Land Management) to carry out exploration.

As of March 31, 2012, we had cash of $150,313 and at December 31, 2011, we had cash of $164,738. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended March 31, 2012 and 2012

We had no revenues for the three months ended March 31, 2012 and 2011.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $20,810 for the three months ended March 31, 2012 compared to a loss of $12,576 for the same period in 2011.  The increase in net loss is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities was $14,425 for the three months ended March 31, 2012.  Cash was used primarily for professional fees and other general and administrative expenses.  We had current assets of $150,313, consisting of cash, and current liabilities of $6,665, resulting in working capital of $143,648.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

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

Risks Related to our Business

We have yet to earn revenue and, our ability to sustain our operations is dependent on our ability to raise additional financing.

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $368,352 for the period from May 3, 2006 (inception) to March 31, 2012.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of March 31, 2012, we had cash on hand in the amount of $150,313. We currently do not have any operations and we have no income.

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

At this time, we are uncertain as to whether we will be successful in acquiring new mineral claims with any potential ore deposits, and if so, we may be unable to generate revenues from these future operations and we will have to cease doing business.

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

Risks Particular to the Market of our Common Stock

Market for our common stock.

On June 27, 2008, we were cleared for trading under ticker symbol DKMR. Our shares are quoted on the NASD Over-the-Counter Bulletin Board.

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

Holders of our common stock may experience substantial difficulty in selling their securities as a result of the “penny stock rules.”  Our common stock is covered by the penny stock rules, a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market.

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

Our sole officer is also an officer and director of other companies, and we may have to compete with the other companies for his time, attention and efforts.

Our President, Chief Executive Officer, Chief Financial Officer and Director, Mr. Dave Gamache, expects to devote approximately twenty (20%) of his time to our affairs.  Our proposed business raises potential conflicts of interests between our officer and director and us.

In addition, our director, Mr. Jared Beebe, is or may become a director of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our director may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies.

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

Our former President controls 82% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, our former President is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since our former President is our majority shareholder, his interests as a controlling shareholder may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our former President exercising in a manner fair to all of our shareholders. Also, due to his stock ownership position, our former President will have:  (i) the ability to control the outcome of substantially all corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by our former Director to their detriment, and (iii) control over transactions between him and us.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.   MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  EXHIBITS

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

Date: May 14, 2012

DUKE MOUNTAIN RESOURCES, INC.

By: _ /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director