Form 10-Q
period 2012-06-30
Duke Mountain Resources, Inc
filed 2012-08-14
CIK 1379043

FORM 10Q MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2012

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

There were 12,180,000 common shares outstanding as of August 5, 2012.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$136,277	$164,738

Total Current Assets	136,277	164,738

OTHER ASSETS

Mineral rights	20,000	20,000

TOTAL ASSETS	$156,277	$184,738

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$280

Total Liabilities	-	280

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000 shares authorized, 12,180,000 shares issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(375,723)	(347,542)

Total Stockholders' Equity	156,277	184,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,277	$184,738

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
					Inception on
	For the Three Months Ended		For the Six Months Ended		May 3, 2006
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Impairment of assets	-	-	-	-	40,000
Bad debt expense	-	-	-	-	20,000
Mineral exploration expense	-	-	-	-	40,404
General and administrative	7,554	14,680	28,307	27,464	300,987
Total Operating Expenses	7,554	14,680	28,307	27,464	401,391

LOSS FROM OPERATIONS	(7,554)	(14,680)	(28,307)	(27,464)	(401,391)
OTHER INCOME
Other income	-	-	-	-	1,520
Interest income	184	158	183	366	24,148
Total Other Income	184	158	183	366	25,668

LOSS BEFORE INCOME TAXES	(7,370)	(14,522)	(28,181)	(27,098)	(375,723)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(7,370)	$(14,522)	$(28,181)	$(27,098)	$(375,723)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From
			Inception on
	For the Six Months Ended		May 3, 2006
	June 30,		to June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(28,181)	$(27,098)	$(375,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	–	–	40,000
Bad debt expense	–	–	20,000
Changes in operating assets and liabilities:
Prepaid expenses	–	5,500	–
Accounts payable and accrued expenses	(280)	(7,004)	–

Net Cash Used in Operating Activities	(28,461)	(28,602)	(315,723)

INVESTING ACTIVITIES
Note receivable	–	–	(20,000)
Investment in mineral rights	–	–	(60,000)

Net Cash Used in Investing Activities	–	–	(80,000)

FINANCING ACTIVITIES
Proceeds from public offering	–	–	310,000
Proceeds from private placements	–	–	222,000

Net Cash Provided by Financing Activities	–	–	532,000

NET INCREASE (DECREASE) IN CASH	(28,461)	(28,602)	136,277
CASH AT BEGINNING OF PERIOD	164,738	228,195	–

CASH AT END OF PERIOD	$136,277	$199,593	$136,277

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$–	$–	$440
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012

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

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $375,723 since inception. The Company has incurred a loss of $28,181 during the six months ended June 30, 2012. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the periods ended June 30, 2012 and 2011, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.  There are 775,000 Class A Warrants issued and outstanding and 775,000 Class B Warrants issued and outstanding that would be potentially dilutive if the Company’s stock price exceeded the warrant exercise prices, which was not the case for any of the periods presented.

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

Plan of Operations

We anticipate starting a work program on our Tonya property during the third quarter of this year by (i) initially mapping the property of its surface geology in detail followed by (ii) bulk sampling of the entire property. After an in depth review from the data gathered from mapping and sampling, and assuming we attain good results from soil and rock samples, we intend to carry out a drill program. The mapping and sampling are estimated to take 4 weeks with an additional 4 weeks to complete the assays at an estimated cost of $25,000. We do not have any assurances that a commercially viable mineral discovery will be made from this work program.

The Tonya property has no existing resource nor have any economic studies been carried out. The property is located in Pershing County, Nevada near the historic site of Mill City, approximately 40 miles northeast of Lovelock and 40 miles southeast of Winnemucca along US Interstate 80. It is approximately 13 miles northeast of the Florida Canyon Mine, 16 miles northeast of the Standard Mine and 25 miles north of the Midway Gold Corp’s Spring Valley discovery.

We acquired the Tonya property in December 2011. There are 29 unpatented lode mining claims and the mine covers an area of approximately 580 acres. The property is a split estate, the surface rights are privately owned, the mineral rights are publicly owned. We have the right to ingress and egress through the BLM (Bureau of Land Management) to carry out exploration.

As of June 30, 2012, we had cash of $136,277 and at December 31, 2011, we had cash of $164,738. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended June 30, 2012 and 2012

We had no revenues for the three months ended June 30, 2012 and 2011.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $7,370 for the three months ended June 30, 2012 compared to a loss of $14,522 for the same period in 2011.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

For the Six Months Ended June 30, 2012 and 2012

We had no revenues for the six months ended June 30, 2012 and 2011.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $28,181 for the six months ended June 30, 2012 compared to a loss of $27,098 for the same period in 2011.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities was $28,461 for the six months ended June 30, 2012.  Cash was used primarily for professional fees and other general and administrative expenses.  We had current assets of $136,277, consisting of cash, and current liabilities of $0, resulting in working capital of $136,277.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of June 30, 2012, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2011.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $375,723 for the period from May 3, 2006 (inception) to June 30, 2012.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of June 30, 2012, we had cash on hand in the amount of $136,277. We currently do not have any operations and we have no income.

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

Risks Particular to the market of our Common Stock

Market for our common stock.

On June 27, 2008, we were cleared for trading under ticker symbol DKMR. Our shares are quoted on the NASD Over-the-Counter Bulletin Board (the “Bulletin Board”).  Currently, there is a limited market for trading our stock.  No market for our stock may develop.

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

We may compete for time and efforts of our officer and directors.

Our officer and directors are also officers and directors of other companies, and we may have to compete with the other companies for their time, attention and efforts.

Our President, Mr. Dave Gamache expects to devote approximately twenty (20%) of his time to our affairs.  Our proposed business raises potential conflicts of interests between our officer and directors and us.

Our directors are or may become a director of other mineral exploration companies and, to the extent that such companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies.

In addition, our directors may present potential prospects to such other companies rather than presenting the opportunities to us or be affiliated with other exploration companies which may compete with our mineral claims. We have not established any mechanisms regarding the resolution of any such conflict if it were to arise;

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

We rely upon the services of our director and president, Mr. Dave Gamache, and director Jared Beebe, the loss of which could have a material adverse effect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and officer, or attract other qualified personnel when we chose to do so, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

We currently have no employment agreement with our officer and directors imposing any specific condition on our officer and directors regarding his continued employment by us.

We do not maintain key man insurance on our directors or officer.

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

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

Date: August 14, 2012

DUKE MOUNTAIN RESOURCES, INC.

By:  /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director