Form 10-Q
period 2012-09-30
Duke Mountain Resources, Inc
filed 2012-11-14
CIK 1379043

FORM 10Q MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2012

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

There were 12,180,000 common shares outstanding as of November 13, 2012.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$92,735	$164,738

Total Current Assets	92,735	164,738

OTHER ASSETS

Mineral rights	24,817	20,000

Total Other Assets	24,817	20,000

TOTAL ASSETS	$117,552	$184,738

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$280

Total Current Liabilities	-	280

Total Liabilities	-	280

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(414,448)	(347,542)

Total Stockholders' Equity	117,552	184,458

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$117,552	$184,738

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

From

 Inception on

For the Three Months Ended

For the Nine Months Ended

May 3, 2006

September 30,

September 30,

to September 30,

2012

2011

2012

2011

2012

REVENUES

$

                  -

$

                  -

 $

                 -

 $

                 -

 $

                   -

OPERATING EXPENSES

Impairment of assets

                  -

                  -

                 -

                 -

           40,000

Bad debt expense

                  -

                  -

                 -

                 -

           20,000

Mineral exploration expense

         28,765

                  -

        28,765

                 -

           69,169

General and administrative

         10,025

           7,489

        38,388

        34,953

         311,011

Total Operating Expenses

         38,790

           7,489

        67,153

        34,953

         440,180

LOSS FROM OPERATIONS

        (38,790)

          (7,489)

       (67,153)

       (34,953)

        (440,180)

OTHER INCOME

Other income

                  -

                  -

                 -

                 -

            1,520

Interest income

               65

             162

            247

            528

           24,212

Total Other Income

               65

             162

            247

            528

           25,732

LOSS BEFORE INCOME TAXES

        (38,725)

          (7,327)

       (66,906)

       (34,425)

        (414,448)

Provision for income taxes

                  -

                  -

                 -

                 -

                   -

NET LOSS

$

        (38,725)

$

          (7,327)

$

       (66,906)

$

       (34,425)

$

        (414,448)

BASIC AND DILUTED LOSS PER SHARE

$

           (0.00)

$

(0.00)

$

(0.01)

$

(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING - BASIC AND DILUTED

   12,180,000

   12,180,000

12,180,000

12,180,000

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the Nine Months Ended		May 3, 2006
	September 30,		to September 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(66,906)	$(34,425)	$(414,448)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets
and liabilities:
Prepaid expenses	-	5,500	-
Accounts payable and
accrued expenses	(280)	(6,764)	-
Net Cash Used in
Operating Activities	(67,186)	(35,689)	(354,448)

INVESTING ACTIVITIES
Note receivable	-	-	(20,000)
Investment in mineral rights	(4,817)	-	(64,817)
Net Cash Used in
Investing Activities	(4,817)	-	(84,817)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000
Net Cash Provided by
Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(72,003)	(35,689)	92,735
CASH AT BEGINNING OF PERIOD	164,738	228,195	-

CASH AT END OF PERIOD	$92,735	$192,506	$92,735
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012

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

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $376,441 since inception. The Company has incurred a loss of $28,899 during the Nine months ended September 30, 2012. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the periods ended September 30, 2012 and 2011, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.  There are 775,000 Class A Warrants issued and outstanding and 775,000 Class B Warrants issued and outstanding that would be potentially dilutive if the Company’s stock price exceeded the warrant exercise prices, which was not the case for any of the periods presented.

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012

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

Plan of Operations

We started a work program on our Tonya property during the third quarter of this year by starting initial work on (i) initially mapping the property of its surface geology in detail followed by (ii) bulk sampling of the entire property. After an in depth review from the data gathered from mapping and sampling, and assuming we attain good results from soil and rock samples, we intend to carry out a drill program. The mapping and sampling are estimated to take 4 weeks with an additional 4 weeks to complete the assays. We do not have any assurances that a commercially viable mineral discovery will be made from this work program.

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

As of September 30, 2012, we had cash of $92,735 and at December 31, 2011, we had cash of $164,738. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended September 30, 2012 and 2012

We had no revenues for the three months ended September 30, 2012 and 2011.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $38,790 for the three months ended September 30, 2012 compared to a loss of $7,489 for the same period in 2011.  The increase is related primarily to an increase in mineral exploration costs as we prepare to develop our mineral properties.

For the Nine Months Ended September 30, 2012 and 2012

We had no revenues for the nine months ended September 30, 2012 and 2011.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $66,906 for the Nine months ended September 30, 2012 compared to a loss of $34,425 for the same period in 2011.  The increase is related primarily to an increase in mineral exploration costs as we prepare to develop our mineral properties.

Liquidity and Capital Resources

Net cash used in operating activities was $67,186 for the nine months ended September 30, 2012.  Cash was used primarily for mineral exploration, professional fees and other general and administrative expenses.  We had current assets of $92,735, consisting of cash, and current liabilities of $-0-, resulting in working capital of $92,735.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting

Officer concluded as of September 30, 2012, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2011.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $414,448 for the period from May 3, 2006 (inception) to September 30, 2012.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of September 30, 2012, we had cash on hand in the amount of $92,735. We currently do not have any operations and we have no income.

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

Date: November 14, 2012

DUKE MOUNTAIN RESOURCES, INC.

By: _ /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director