Form 10-K
period 2012-12-31
Duke Mountain Resources, Inc
filed 2013-03-29
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

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

Number of shares of common stock outstanding as of March 25, 2012 was 12,180,000.

DOCUMENTS INCORPORATED BY REFERENCE – None.

DUKE MOUNTAIN RESOURCES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1.  BUSINESS

Introduction

Duke Mountain Resources, Inc. (“Duke Mountain,” “we,” “our,” or “us,”) is a Nevada corporation incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2012, we had 12,180,000 shares of common stock issued and outstanding. On September 21, 2007, the Company established a Canadian operating subsidiary, Duke Mountain Resources Canada, Inc. Our corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

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

All trails, drill sites from this previous work has been reclaimed and accepted by the BLM. There are no known environmental liabilities or conditions which could result in an environmental liability on or associated with the property at this time. Within the property, Pershing County maintains a series of all-weather gravel roads which cross the property. Proximal to the property, US Interstate 80, the Transcontinental rail road, natural gas lines, and heavy duty power lines all run along the western boundary of the property.

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

Within the circular area of the Mill City Hills, two additional “nested” semicircular features are evident on satellite imagery in the northwest quadrant. The largest is roughly 1.4 miles in diameter, within which is “nested” the smaller, central circular feature. Rock outcrops within the innermost, and smallest of these features are composed entirely of variably silicified and altered Tertiary volcanic flows and tuffs generally of andesitic to rhyolitic composition. Rock outcrops in the next larger feature are dominated by Triassic aged Natchez Pass Formation (reefal limestone) and Grass Valley Formation (phyllitic silt to mudstone with variable silicic and or carbonate content). The Natchez Pass and Grass Valley Formations have been intruded by coarsely porphyrytic andesite dikes and sills of the last Cretaceous to Tertiary age. Intense silicification, clay alteration and elevated gold mineralization are spatially associated with these intrusive bodies within the caldron. The Natchez Pass and Grass Valley formations are laterally extensive within the area bounded by the largest of these circular features.

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

We are an exploration stage Company; we have not generated any revenues since inception and we do not expect to generate any revenues for the foreseeable future, we incurred a net loss of $452,239 for the period from May 3, 2006 (inception) to December 31, 2012 and a loss of $104,679 for the year ended December 31, 2012.  Our long-term viability is dependent upon our ability to obtain financing and future profitable operations from the commercial exploitation of our mineral claims or other operations.

Our ability to operate as a going concern is in doubt. If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2012, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception.

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

In order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  As of December 31, 2012 we had cash in the amount of $54,189. We currently do not have any operations and we have no income.  Our business plan calls for significant expenses in connection with the exploration of mineral claims. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock and/or debt and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties, or properties capable of producing precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition and possible future revenues could be materially adversely affected by actions by our competitors. At our sole property, Tonya Property in Nevada, we face no other competitors at this time.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter (“OTC”) Bulletin Board which is sponsored by the Financial Industry Regulatory Authority (“FINRA”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our common stock is quoted on the FINRA OTC Bulletin Board under the symbol “DKMR”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2012 and 2011.

	2012		2011
	High	Low	High	Low

First quarter	$0.06	$0.00	$0.00	$0.00
Second quarter	$0.075	$0.55	$0.00	$0.00
Third quarter	$0.55	$0.40	$0.00	$0.00
Fourth quarter	$0.40	$0.30	$0.60	$0.00

As of December 31, 2012, there were approximately 83 shareholders of record of the Company's Common Stock.

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

Results of Operations for Years Ended December 31, 2012 and 2011

We had no revenues in 2012 and 2011. Our operating expenses increased to $104,980 in 2012, from $42,871 in the same period in 2011. This increase was primarily attributable to mineral exploration costs incurred during 2012.

Interest income decreased to $283 in 2012, from $638 during the same period in 2011. This was the result of lower average cash balances and lower interest paid during 2012.

Liquidity and Capital Resources for Years Ended December 31, 2012 and 2011

We are an exploration stage company and have incurred losses since our inception.

At December 31, 2012, we had a cash balance of $54,189, compared to a cash balance of $164,738 at December 31, 2011. During 2012, we used $104,980 of net cash in operating activities, as compared to $43,457 of net cash used in 2011.

We financed our operations primarily from cash on hand, through private placements and proceeds from public offerings. Net cash provided by financing activities was $0 for 2012 and 2011.

We do not have any arrangements, understandings or agreements with any person regarding any additional financings.

We have not generated any revenues and have incurred an accumulated deficit of $452,239 since inception. We incurred a loss of $104,697 during the year ended December 31, 2012. We face all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of December 31, 2012 we had $54,189 cash on hand and $-0- in total liabilities.  From our inception May 3, 2006 through December 31, 2012 we have incurred a net loss of $452,239.

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

Related Party Transactions

Management Fees

During the year ended December 31, 2012, we incurred a management fee of $9,000 to our President and CEO, which was comprised of a monthly fee of $750 and $6,000 to our Director, Mr. Jared Beebe, which was comprised of a monthly fee of $500. There is no employment, management or consulting agreement with our Directors and Officers in effect nor is there an agreement in place to convert debt to equity between us and our officer and director.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

22

Consolidated Balance Sheets as of December 31, 2012 and 2011

23

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from inception on May 3, 2006 to December 31, 2012

24

Consolidated Statements of Stockholders’ Equity from inception on May 3, 2006 to December 31, 2012

25

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from inception on May 3, 2006 to December 31, 2012

26

Notes to Consolidated Financial Statements

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc. and Subsidiary

(An Exploration Stage Company)

Riverside, California

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. and Subsidiary (an Exploration Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on May 3, 2006 to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the period from inception on May 3, 2006 to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from inception on May 3, 2006 to December 31, 2008 include total revenues of $0 and a net loss of $150,128, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity and cash flows for the period from inception on May 3, 2006 to December 31, 2012, insofar as it relates to amounts from inception on May 3, 2006 to December 31, 2008, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duke Mountain Resources, Inc. and Subsidiary as of December 31, 2012 and 2011 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from inception on May 3, 2006 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2013

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$54,189	$164,738

Total Current Assets	54,189	164,738

OTHER ASSETS

Mineral rights	25,572	20,000

Total Other Assets	25,572	20,000

TOTAL ASSETS	$79,761	$184,738

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$280

Total Current Liabilities	-	280

Total Liabilities	-	280

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(452,239)	(347,542)

Total Stockholders' Equity	79,761	184,458

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$79,761	$184,738

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the Years Ended		May 3, 2006
	December 31,		to December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Mineral exploration expense	64,043	-	104,447
General and administrative	40,937	42,871	313,560
Impairment of assets	-	-	40,000
Bad debt expense	-	-	20,000

Total Operating Expenses	104,980	42,871	478,007

LOSS FROM OPERATIONS	(104,980)	(42,871)	(478,007)

OTHER INCOME

Other income	-	-	1,520
Interest income	283	638	24,248

Total Other Income	283	638	25,768

LOSS BEFORE INCOME TAXES	(104,697)	(42,233)	(452,239)

Provision for income taxes	-	-	-

NET LOSS	$(104,697)	$(42,233)	$(452,239)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Stockholders' Equity
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, May 3, 2006	-	$-	$-	$-	$-

Common stock issued for cash in
private placement, May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash in
private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000

Common stock issued for cash
in private placement on
November 14, 2006	405,000	405	161,595	-	162,000

Net loss for the period ended
December 31, 2006	-	-	-	(12,704)	(12,704)
Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in
public offfering, August 29, 2007	760,000	760	303,240	-	304,000

Common stock issued for cash in
public offering October 31, 2007	15,000	15	5,985	-	6,000

Net loss for the year ended
December 31, 2007	-	-	-	(69,547)	(69,547)
Balance, December 31, 2007	12,180,000	$12,180	$519,820	$(82,251)	$449,749

Net loss for the year ended
December 31, 2008	-	-	-	(67,877)	(67,877)
Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872

Net loss for the year ended
December 31, 2009	-	-	-	(98,489)	(98,489)
Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383

Net loss for the year ended
December 31, 2010	-	-	-	(56,692)	(56,692)
Balance, December 31, 2010	12,180,000	12,180	519,820	(305,309)	226,691

Net loss for the year ended
December 31, 2011	-	-	-	(42,233)	(42,233)
Balance, December 31, 2011	12,180,000	12,180	519,820	(347,542)	184,458

Net loss for the year ended
December 31, 2012	-	-	-	(104,697)	(104,697)

Balance, December 31, 2012	12,180,000	$12,180	$519,820	$(452,239)	$79,761

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the Years Ended		May 3, 2006
	December 31,		to December 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(104,697)	$(42,233)	$(452,239)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets
and liabilities:
Prepaid expenses	-	5,500	-
Accounts payable and
accrued expenses	(280)	(6,724)	-

Net Cash Used in
Operating Activities	(104,977)	(43,457)	(392,239)

INVESTING ACTIVITIES

Note receivable	-	-	(20,000)
Investment in mineral rights	(5,572)	(20,000)	(65,572)

Net Cash Used in
Investing Activities	(5,572)	(20,000)	(85,572)

FINANCING ACTIVITIES

Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by
Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(110,549)	(63,457)	54,189
CASH AT BEGINNING OF PERIOD	164,738	228,195	-

CASH AT END OF PERIOD	$54,189	$164,738	$54,189

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

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

The Company has not generated any revenues and has incurred an accumulated deficit of $452,239 since inception. The Company has incurred a loss of $104,697 during the year ended December 31, 2012. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Principles of Accounting

These consolidated financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with the United States generally accepted accounting principles (“U.S. GAAP”).

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments and related party transactions. Actual results can differ from those estimates and assumptions.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. During the year ended December 31, 2009, the Company impaired its mineral claims held by Duke Mountain Resources Canada, Inc. totaling $40,000.

Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period.  The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the years ended December 31, 2012 and 2011, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.

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

NOTE 2 - MINERAL RIGHTS

On November 22, 2011, the Company entered into a lease of mineral properties, known as the Tonya Property. In December 2011, the Company paid $20,000 as an advance royalty payment pursuant to the lease agreement.  In 2012, the Company paid an additional $5,572 in connection with the leases.

NOTE 3 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2012	December 31, 2011
Deferred tax asset – net operating loss carryforward	$161,612	$120,047
Valuation allowance	(161,612)	(120,047)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2012	December 31, 2011
Tax benefit at statutory rates	$(41,565)	$(16,471)
Impairment of asset	-	-
Change in valuation allowance	41,565	16,471
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $414,400 as of December 31, 2012 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2027.

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

The movement of share purchase warrants can be summarized as follows:

Weighted
	Number of	Average
	Warrants	Exercise
	Outstanding	Exercise Price
Class A Warrants
Balance, December 31, 2010	775,000	$0.50
Granted	-	-
Exercised	-	-
Balance, December 31, 2011	775,000	$0.50
Granted	-	-
Exercised	-	-
Expired	(775,000)	0.50
Balance, December 31, 2012	-	$-

Class B Warrants
Balance, December 31, 2010	775,000	$0.55
Granted	-	-
Exercised	-	-
Balance, December 31, 2011	775,000	$0.55
Granted	-	-
Exercised	-	-
Expired	(775,000)	0.55
Balance, December 31, 2012	-	$-

The warrants had an intrinsic value of $-0- and -116,250- at December 31, 2012 and 2011.  At December 31, 2012, the Company had no outstanding warrants remaining.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2012.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2012. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. In conjunction with the lack of segregation of duties, the Company did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2012.

Evaluation of the Company’s Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2012. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Dave Gamache	63	President, Chief Executive Officer, Chief Financial Officer, Director
Jared Beebe	61	Director

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

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met two times and acted by unanimous written minutes two times during the year ended December 31, 2012.

Director Compensation

Our President was compensated $9,000 for serving as such in 2012, which was payable through a monthly fee of $750. Our Director Mr. Beebe was compensated $6,000 in 2012, which was payable through a monthly fee of $500. Aside from the above, our directors received no other compensation in the form of salary, bonus or stock awards in 2012.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer. No executive officer of the Company had a total annual salary and bonus for 2012 that exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards	Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Dave Gamache,	2012	$9,000	-	-	-	-	-	-	$9,000
President, Chief Executive Officer, Chief Financial Officer, Director (1)	2010	9,000	-	-	-	-	-	-	$9,000

Jared Beebe,	2012	6,000	-	-	-	-	-	-	$6,000
Director	2011	2,750	-	-	-	-	-	-	-

Stock Option Grants in Last Fiscal Year

Our executive officers and directors were not issued any stock options or award grants for the fiscal years ended December 31, 2012 and 2011.

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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on February 29, 2013, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 29, 2013. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

      INDEPENDENCE

Related Transactions

There were no related party transactions during the years ended December 31, 2012 and 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Principal Accountant	Year	Amount billed

GBH CPAs, PC	2012	$14,750
	2011	$13,000

Tax fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the year ended December 31, 2012.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the year ended December 31, 2012.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements & Schedules

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data”:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2012 and 2011

•

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from Inception on May 3, 2006 to December 31, 2012

•

Consolidated Statements of Stockholders’ Equity from Inception on May 3, 2006 to December 31, 2012

•

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from Inception on May 3, 2006 to December 31, 2012

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

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2013.

DUKE MOUNTAIN RESOURCES, INC.

By:	/s/ Dave Gamache
Dave Gamache
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 29, 2013, on behalf of the registrant and in the capacities Indicated.

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