Form 10-Q
period 2013-03-31
Duke Mountain Resources, Inc
filed 2013-05-14
CIK 1379043

FORM 10Q MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2013

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

There were 12,180,000 common shares outstanding as of May 5, 2012.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$45,528	$54,189

Total Current Assets	45,528	54,189

OTHER ASSETS

Mineral rights	25,572	25,572

Total Other Assets	25,572	25,572

TOTAL ASSETS	$71,100	$79,761

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000 shares authorized, 12,180,000 shares issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(460,900)	(452,239)

Total Stockholders' Equity	71,100	79,761

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$71,100	$79,761

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From
			Inception on
	For the Three Months Ended		May 3, 2006
	March 31,		to March 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Mineral exploration expense	356	-	104,803
General and administrative	8,322	20,906	321,882
Impairment of assets	-	-	40,000
Bad debt expense	-	-	20,000

Total Operating Expenses	8,678	20,906	486,685

LOSS FROM OPERATIONS	(8,678)	(20,906)	(486,685)

OTHER INCOME

Other income	-	-	1,520
Interest income	17	96	24,265

Total Other Income	17	96	25,785

LOSS BEFORE INCOME TAXES	(8,661)	(20,810)	(460,900)

Provision for income taxes	-	-	-

NET LOSS	$(8,661)	$(20,810)	$(460,900)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the Three Months Ended		May 3, 2006
	March 31,		to March 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(8,661)	$(20,810)	$(460,900)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	6,385	-

Net Cash Used in Operating Activities	(8,661)	(14,425)	(400,900)

INVESTING ACTIVITIES
Note receivable	-	-	(20,000)
Investment in mineral rights	-	-	(65,572)

Net Cash Used in Investing Activities	-	-	(85,572)

FINANCING ACTIVITIES
Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(8,661)	(14,425)	45,528
CASH AT BEGINNING OF PERIOD	54,189	164,738	-

CASH AT END OF PERIOD	$45,528	$150,313	$45,528

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $460,900 since inception. The Company has incurred a loss of $8,661 during the three months ended March 31, 2013. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2012, the Company’s warrants were

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

excluded from the computation of diluted earnings per share as they were anti-dilutive due to the Company’s losses during the period.  There are no securities that would be potentially dilutive at March 31, 2013.

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

As of March 31, 2013, we had cash of $45,528 and at December 31, 2012, we had cash of $54,189. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended March 31, 2013 and 2012

We had no revenues for the three months ended March 31, 2013 and 2012.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $8,661 for the three months ended March 31, 2013 compared to a loss of $20,810 for the same period in 2012.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities was $8,661 for the three months ended March 31, 2013.  Cash was used primarily for professional fees and other general and administrative expenses.  We had current assets of $45,528, consisting of cash, and current liabilities of $-0-, resulting in working capital of $45,528.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of March 31, 2013, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2012.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $460,900 for the period from May 3, 2006 (inception) to March 31, 2013.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of March 31, 2013, we had cash on hand in the amount of $45,528. We currently do not have any operations and we have no income.

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

Date: May 14, 2013

DUKE MOUNTAIN RESOURCES, INC.

By:  /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director