Form 10-Q
period 2013-06-30
Duke Mountain Resources, Inc
filed 2013-08-14
CIK 1379043

FORM 10Q MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2013

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

There were 12,180,000 common shares outstanding as of August 5, 2013.

CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

7

ITEM 4T. CONTROLS AND PROCEDURES

8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

9

ITEM 1A. RISK FACTORS

9

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. MINE SAFETY DISCLOSURES

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS

13

SIGNATURES

14

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$34,157	$54,189

Total Current Assets	34,157	54,189

OTHER ASSETS

Mineral rights	25,572	25,572

Total Other Assets	25,572	25,572

TOTAL ASSETS	$59,729	$79,761

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$-	$-

Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(472,271)	(452,239)

Total Stockholders' Equity	59,729	79,761

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$59,729	$79,761

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		May 3, 2006
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Mineral exploration expense	-	-	356	-	104,803
General and administrative	11,382	7,554	19,704	28,364	333,264
Impairment of assets	-	-	-	-	40,000
Bad debt expense	-	-	-	-	20,000

Total Operating Expenses	11,382	7,554	20,060	28,364	498,067

LOSS FROM OPERATIONS	(11,382)	(7,554)	(20,060)	(28,364)	(498,067)

OTHER INCOME

Other income	-	-	-	-	1,520
Interest income	11	184	28	183	24,276

Total Other Income	11	184	28	183	25,796

LOSS BEFORE INCOME TAXES	(11,371)	(7,370)	(20,032)	(28,181)	(472,271)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(11,371)	$(7,370)	$(20,032)	$(28,181)	$(472,271)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the Six Months Ended		May 3, 2006
	June 30,		to June 30,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(20,032)	$(28,181)	$(472,271)
Adjustments to reconcile net loss to
net cash used in operating activities:
Impairment of mineral rights	-	-	40,000
Bad debt expense	-	-	20,000
Changes in operating assets
and liabilities:
Accounts payable and
accrued expenses	-	(280)	-

Net Cash Used in
Operating Activities	(20,032)	(28,461)	(412,271)

INVESTING ACTIVITIES

Note receivable	-	-	(20,000)
Investment in mineral right	-	-	(65,572)

Net Cash Used in
Investing Activities	-	-	(85,572)

FINANCING ACTIVITIES

Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by
Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(20,032)	(28,461)	34,157
CASH AT BEGINNING OF PERIOD	54,189	164,738	-

CASH AT END OF PERIOD	$34,157	$136,277	$34,157

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and 2012

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $472,271 since inception. The Company has incurred a loss of $20,032 during the six months ended June 30, 2013. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

To initially meet these objectives, the Company completed a private placement of common stock for gross proceeds of $222,000 during 2006 and a public issuance of common stock of $310,000 during 2007, and continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the six months ended June 31, 2012, the Company’s warrants were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the Company’s losses during the period.  There are no securities that would be potentially dilutive at June 30, 2013.

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

As of June 30, 2013, we had cash of $34,157 and at December 31, 2012, we had cash of $54,189. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended June 30, 2013 and 2012

We had no revenues for the three months ended June 30, 2013 and 2012.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $11,371 for the three months ended June 30, 2013 compared to a loss of $7,370 for the same period in 2012.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

For the Six Months Ended June 30, 2013 and 2012

We had no revenues for the six months ended June 30, 2013 and 2012.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $20,032 for the six months ended June 30, 2013 compared to a loss of $28,181 for the same period in 2012.  The decrease is related primarily to a decrease in professional fees (legal and accounting) and other general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities was $20,032 for the six months ended June 30, 2013.  Cash was used primarily for professional fees and other general and administrative expenses.  We had current assets of $34,157, consisting of cash, and current liabilities of $-0-, resulting in working capital of $34,157.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of June 30, 2013, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2012.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $472,271 for the period from May 3, 2006 (inception) to June 30, 2013.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of June 30, 2013, we had cash on hand in the amount of $34,157. We currently do not have any operations and we have no income.

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

Item 4.  MINE SAFETY DISCLOSURES.

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

Date: August 14, 2013

DUKE MOUNTAIN RESOURCES, INC.

By:  /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director

14