Form 10-K
period 2013-12-31
Duke Mountain Resources, Inc
filed 2014-03-31
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2013

OR

❑

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                      Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.                      Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated File [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No [ ]

As of June 30, 2013, the aggregate market value of the issued and outstanding stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on the OTC Bulletin Board of $0.20 was approximately $435,400. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 25, 2014 was 12,180,000.

DOCUMENTS INCORPORATED BY REFERENCE – None.

DUKE MOUNTAIN RESOURCES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

INDEX

 Page

PART I

Item 1 Business

2

Item 1A Risk Factors

8

Item 1B Unresolved Staff Comments

8

Item 2 Properties

8

Item 3 Legal Proceedings

8

Item 4 Mine Safety Disclosures

8

PART II

Item 5

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer

Purchases of Equity Securities

9

Item 6

Selected Financial Data

9

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

13

Item 8

Financial Statements and Supplementary Data

13

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A

Controls and Procedures

24

Item 9B

Other Information

25

PART III

Item 10

Directors, Executive Officers, and Corporate Governance

25

Item 11

Executive Compensation

27

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

27

Item 13

Certain Relationships and Related Transactions and Director Independence

28

Item 14

Principal Accountant Fees and Services

28

PART IV

Item 15

Exhibits and Financial Statement Schedules

29

Signatures

30

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Duke Mountain Resources, Inc.,” “Duke Mountain,” “the Company,” “we,” “us,” and “our” refer to Duke Mountain Resources, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our business; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•

risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

•

risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

•

risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•

results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•

mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•

the potential for delays in exploration or development activities or the completion of feasibility studies;

•

risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•

risks related to commodity price fluctuations;

•

the uncertainty of profitability based upon our history of losses;

•

risks related to environmental regulation and liability;

•

risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•

risks related to tax assessments;

•

political and regulatory risks associated with mining development and exploration; and

•

other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Introduction

Duke Mountain Resources, Inc. (“Duke Mountain,” “we,” “our,” or “us,”) is a corporation organized under the laws of the State of Nevada and was incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2013, we had 12,180,000 shares of common stock issued and outstanding. On September 21, 2007, we established a Canadian operating subsidiary, Duke Mountain Resources Canada, Inc. On December 30, 2013, we completed the acquisition of all of the issued and outstanding shares of Fostung Resources Ltd, a corporation organized under the laws of the Ontario, Canada (“Fostung Resources”). Our corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by us.

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

On December 31, 2013, we completed the acquisition of all of the issued and outstanding shares of Fostung Resources, which is the holder of certain leases and mining claims to a fostung tungsten property located in Foster Township, Sudbury, Ontario, Canada (the “Fostung Property”) from RenovaCare, Inc. (f/k/a Janus Resources, Inc.) (“Janus”), a corporation organized under the laws of the State of Nevada, for a promissory note (the “Promissory Note”) in the amount of $80,000 (the “Fostung Purchase”), the fair value of the leases and mining claims controlled by Fostung Resources as concluded by an independent third-party geological consultant. The Promissory Note bears an annual interest rate of 4%, which is compounded annually and has a maturity date of December 31, 2015. In the event of certain events of default, as more fully set forth in the Promissory Note, the interest rate on the Promissory Note would increase to 8%. We may prepay the Promissory Note at any time without penalty.

As of the date of this Annual Report, there are no known mineral reserves on either the Tonya Property or the Fostung Property.

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

Tonya Property

The Tonya Property is located in Pershing County, Nevada near the historic site of Mill City, approximately 40 miles northeast of Lovelock and 40 miles southeast of Winnemucca along US Interstate highway 80. It is approximately 13 miles northeast of the Florida Canyon Mine, 16 miles northeast of the Standard Mine and 25 miles north of the Midway Gold Corp’s Spring Valley discovery. In January 2014, we provided Gold Range with notice of our intent to terminate the Lease Agreement for the Tonya Property.

The Tonya property has no existing resource or any economic studies. In order to prove any commercially viable discovery, we will need to start a work program consisting of detailed mapping of the surface geology in detail, geophysical surveys consisting of detailed ground magnetmetry and IP-Resistivity to identify prospective areas of alteration, silicification and mineralization and a program of reverse circulation (“RC”) drilling to test prospective areas.

We attained lease rights to the Tonya property on December 19, 2011, from Gold Range LLC (“Gold Range”). Pursuant to the Mining Lease Agreement between us and Gold Range (the “Lease Agreement”), we have attained a 10-year exclusive right and privilege to enter the Tonya Property for the purposes of exploration and prospecting for any and all minerals, mineral substances, metals, ore-bearing materials and rocks of every kind, including any and all water rights appurtenant to the Tonya Property.

Pursuant to the Lease Agreement, we are required to pay Gold Range royalty payments according to the following schedule.

(a) The sum of $20,000 upon execution of the Lease Agreement;

(b) Annual payments on or before each of the following:

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

Climate

The weather in the area is mild, with warm dry summers and cool moist winters. Summer temperatures rarely exceed 90°F and winter temperatures average 40°F with night time temperatures often falling below freezing. Snow fall is light a rarely sufficient to limit winter work. Rainfall is low and occurs mostly during the winter and spring months (December to May).

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

1987 Lightning Star Mining acquired the Tonya claims;

1988-1989 Preliminary surface mapping and rock chip sampling;

1990-1992 Billiton Minerals drill 20 RC holes totaling 5,986 feet;

1992-1993 Echo Bay leases property and drills 3,530 feet of RC drill holes.

There has been no exploration activity on the Tonya Property since 1993. Both Billiton’s and Echo Bay’s programs encountered significant mineralization in their drilling. Gold Range Resources acquired the property through staking in 2006.

Fostung Property

1.

On June 8, 2011, pursuant to an asset purchase agreement, Janus paid CAD $500,000 in cash for the acquisition of EMC Metals Corp’s. 100% leasehold interest in two mining leases known as the Fostung Property. The Fostung Property consists of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Mining Lease 108592 (“Lease One”) expire on October 31, 2031. The twenty one claims covered by Mining Lease 108847 (“Lease Two”) have been extended by the Ministry of Northern Development, Mines and Forestry (“MNDMF”) through March 31, 2032. The Fostung Property is located in Foster Township, Sudbury Mining Division, Ontario, Canada. It is approximately 8 kilometers southeast of the town of Espanola and 70 kilometers west-southwest of the town of Sudbury. An excellent all-weather gravel road extends from Espanola, crossing the property and providing access to the west bay of Lake Panache. A production bonus in the amount of CAD $500,000 is payable to Breakwater Resources Ltd. by us within thirty business days following the commencement of commercial production from the property. A 1% net smelter return royalty on the property is also payable to Breakwater Resources Ltd. by us.

2.

The Fostung property also consists of three unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 20 claim units, were recorded in the name of Fostung Resources on June 7, 2011. Two of the three mining claim blocks consisting of two contiguous claims are located to the north east of the structural trend in the two contiguous claim blocks of 30 claims referred to above. One of the three mining claim blocks consisting of two contiguous claims are located to the south west of the structural trend in the two contiguous claim blocks of 30 claims referred to above. Each of the three claims has a due date of June 7, 2014 and has sufficient reserves to extend the claim through at lease June 7, 2018.

MNDM Claim #

# of Claim Units

Total Reserve

S 4267014

8

$14,477

S 4267015

6

$10,858

S 4267020

6

$10,858

Accessibility, Climate, Local Resources, Infrastructure and Physiography of the Fostung Property Access

The Fostung Property is easily accessible by an all-year gravel road from Espanola to the western bay of Panache Lake (Stryhas and More, 2007). The property can also be accessed by a gravel road to Lake Hannah and Stratton.

Climate, Vegetation and Physiography

The climate is typical of the Northern Ontario with cold winters and hot, humid summers (Stryhas and More, 2007). The average, annual daily temperature is 4°C, the monthly average is -13.6°C for January and 19°C for July. The property is located on rugged, rolling terrain, with the hills oriented east-northeast (Stryhas and More, 2007).

Regional Geology

The Fostung Property is located in sediments of the Huronian Supergroup of the Southern Province, which is underlain by granite and gneisses of the Archean basement to the north and bounded by the Grenville Province to the southeast. The Huronian Supergroup is subdivided into Elliot Lake, Hough Lake, Quirke Lake and Cobalt Group.

The sedimentary rocks have been metamorphosed and folded during Penokean Orogeny and faulted during and after metamorphism and folding. The sedimentary rocks are intruded by the Nipissing diabase and later Keewenawan-type diabase dikes with a northwesterly trend.

Property Geology

Sedimentary rocks

The Fostung Property is underlain by the Bruce, Espanola and Serpent formations of the Quirke Lake Group. The Bruce Formation is composed of conglomerate, greywacke, quartzite and siltstone with slightly dolomitic beds in the upper part. The Espanola Formation is the host of the majority of the mineralization on the Fostung Property. It is subdivided into a Limestone Member, Greywacke Member, Calcareous Sitlstone Member, Sandstone Member and Siltstone Member, from bottom to top (Card, 1978). The skarn mineralization occurs in the Calcareous Siltstone Member. The lower Limestone Member has not been found in the Fostung Property. The Greywacke Member also carries minor mineralization. The Serpent Formation is composed of sandstone, siltstone, argillite and minor carbonates. Skarn mineralization has not been found in the Serpent Formation.

Intrusive rocks

The metasedimentary rocks on the Fostung Property are intruded by Nipissing diabase and later northwest trending diabase dikes. The Breccia Hill is an elongated body of approximately 400 m by 200 m composed of an albitite core surrounded by a large zone of well-developed quartz stockwork and quartz-flooded breccias. The albitite is interpreted as an altered biotite granite pluton. A number of narrow granodiorite to granite dikes have been intersected in drill holes. Skarn mineralization is spatially associated with these dikes, but they appear not to be the direct cause of mineralization (Ginn and Beecham, 1986).

Alteration

Metasedimentary rocks have been metamorphosed and metasomatized over a 5.5 km by 0.5 km area along the Base Line Fault. The carbonate-bearing layers have been converted to calc-silicate assemblages. Pale green skarns are composed of quartz, feldspar, tremolite, diopsidic clinopyroxene, epidote, clinozoisite and minor calcite. Dark green skarns are composed of actinolite, quartz, feldspar and chlorite. Pale green skarns are later locally replaced by garnet-hedenbergite beds, which carry most of the scheelite mineralization.

Structure

Metasedimentary rocks on the Fostung Property are folded and faulted during several deformational events affecting the area. Fold axes have a northeasterly trend. The Fostung skarns are located on the northwest limb of the St. Leonard anticline, located south of the skarns, and the southeast limb of the Elizabeth Lake syncline, located north of the skarns.

The major fault trends on the Fostung Property include northeast, west-northwest, east-southeast and east. The Base Line Fault is a major northeast trending fault, with a 50° strike and 85° dip.

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

Employees

We have no employees as of the date of this report other than Mr. Dave Gamache, our President, CEO and Principal Accounting Officer and Mr. Jared Beebe, our Director. Mr. Gamache is paid a monthly fee of $750 per month, Mr. Beebe is paid a monthly fee of $500 per month. There are no written employment contracts between us and Messrs. Gamache and Beebe. Mr. Gamache began providing services to us on September 15, 2008 and on July 15, 2011, Mr. Beebe began serving as our Director. We engage contractors on an as-needed basis to assist us in conducting exploration activities, planning for exploration and reviewing other exploration properties for diligence purposes. As such, we conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our corporate and administrative office is located at 6805 Sundance Trail, Riverside, California 92506. This office is provided to us on rent free basis by our President and CEO. We believe that our facilities are adequate for our current operations. A description of our resources properties is set forth above in “Item 1. Business.”

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of ours, any owner of record of the beneficially or more than five percent of the common stock of ours, or any associate of any such director, officer, affiliate of ours, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group, Inc. QB tier (the “OTCQB”). The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange.” Our common stock is quoted on the OTCQB under the symbol “DKMR”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years 2013 and 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 – High	$0.25	$0.25	$0.20	$0.20
2013 - Low	$0.25	$0.25	$0.20	$0.20
2012 – High	$0.06	$0.55	$0.55	$0.40
2012 – Low	$0.00	$0.075	$0.40	$0.30

As of December 31, 2013, there were approximately 83 shareholders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On December 19, 2011, we attained 100% mineral interest rights to the Tonya Property. On December 31, 2013, we completed the Fostung Purchase, pursuant to which we acquired 100% of the issued and outstanding shares of Fostung Resources, which is the holder of leases and claims known as the Fostung Property.

Although exploratory work in the area of our present property conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claim.

The Tonya Property

There are 17 unpatented lode mining claims, the Tonya #521 through and inclusive of Tonya #538. The property covers approximately 340 acres. The claims are governed under the Mining Law of 1872. The mineral rights on the Tonya Property are a split estate. The mineral rights together with the right of ingress and egress are retained in public ownership, managed by the Bureau of Land Management and subject to such appropriation under applicable mining laws. The surface rights on the Tonya Property have passed into private ownership. In January 2014, we provided Gold Range with notice of our intent terminate the Lease Agreement for the Tonya Property.

Fostung Property

The Fostung Property is comprised of two contiguous claim blocks of 30 claims totaling 485 hectors. The nine claims covered by Lease One expire on October 31, 2031. The twenty one claims covered by Lease Two, have been extended by the MNDMF through March 31, 2032. The Fostung Property also consists of three unpatented mining claims, located in Foster Township in the Sudbury Mining Division, Ontario, Canada, comprised of 20 claim units, were recorded in the name of Fostung Resources on June 7, 2011. We are currently reviewing the geological data of the Fostung Property, but will not be able to conduct additional exploration of the Fostung Property until such time as we raise additional funds, of which there is no guarantee.

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

Results of Operations for Years Ended December 31, 2013 and 2012

We had no revenues in 2013 and 2012. Our operating expenses decreased to $70,394 in 2013 from $104,980 in the same period in 2012. This decrease was primarily attributable to minimal mineral exploration costs incurred during 2013.

Interest income decreased to $39 in 2013, from $283 during the same period in 2012. This was the result of lower average cash balances and lower interst paid during 2013.

Liquidity and Capital Resources for Years Ended December 31, 2013 and 2012

We are an exploration stage company and have incurred losses since our inception.

At December 31, 2013, we had a cash balance of $9,406, compared to a cash balance of $54,189 at December 31, 2012. During 2013, we used $40,397 of net cash in operating activities, as compared to $104,977 of net cash used in 2012.

We financed our operations primarily from cash on hand, through private placements and proceeds from public offerings. Net cash provided by financing activities was $0 for 2013 and 2012.

We do not have any arrangements, understandings or agreements with any person regarding any additional financings.

We have not generated any revenues and have incurred an accumulated deficit of $522,594 since inception. We incurred a loss of $70,355 during the year ended December 31, 2013. We face all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding our ability to continue as a going concern. Continuation as a going concern is dependent upon us achieving a profitable level of operations and our ability to obtain necessary financing to fund ongoing operations. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Our future hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

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

Plan of Operations

Our plan of operation has been to conduct mineral exploration on our properties in order to assess whether the properties contain mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of precious metals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on any of our properties.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of December 31, 2013 we had $9,406 cash on hand and $80,000 in total liabilities. From our inception May 3, 2006 through December 31, 2013 we have incurred a net loss of $522,594.

We do not currently have sufficient cash to pay the Promissory Note to Janus that we issued to complete the Fostung Purchase and will need to raise additional funds prior to the maturity date of the Promissory Note. We do not have any arrangements in place for any future equity financing. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

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

Related Party Transactions

Management Fees

During the year ended December 31, 2013, we incurred a management fee of $9,000 to our President and CEO, which was comprised of a monthly fee of $750 and $6,000 to our Director, Mr. Jared Beebe, which was comprised of a monthly fee of $500. There is no employment, management or consulting agreement with our Directors and Officers in effect nor is there an agreement in place to convert debt to equity between us and our officer and director.

Fostung Purchase

On December 31, 2013, we completed the Fostung Purchase. Mr. Herdev S. Rayat, our majority shareholder, is the brother of Mr. Harmel S. Rayat, the majority shareholder of Janus.

Rent

Our corporate office is located at 6805 Sundance Trail, Riverside, CA 92506, which is provided to us on a complimentary basis by our President and CEO; however, we do not have a lease or rent agreement in place for our corporate office.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

14

Consolidated Balance Sheets as of December 31, 2013 and 2012

15

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from inception on May 3, 2006 to December 31, 2013

16

Consolidated Statements of Stockholders’ Equity from inception on May 3, 2006 to December 31, 2013

17

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from inception on May 3, 2006 to December 31, 2012

19

Notes to Consolidated Financial Statements

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Duke Mountain Resources, Inc.

(An Exploration Stage Company)

Riverside, California

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from inception on May 3, 2006 to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception on May 3, 2006 to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period from inception on May 3, 2006 to December 31, 2008 include total revenues of $0 and a net loss of $150,128, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity and cash flows for the period from inception on May 3, 2006 to December 31, 2013, insofar as it relates to amounts from inception on May 3, 2006 to December 31, 2008, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duke Mountain Resources, Inc. as of December 31, 2013 and 2012 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from inception on May 3, 2006 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 24, 2014

DUKE MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$9,406	$54,189

Total Current Assets	9,406	54,189

OTHER ASSETS

Mineral rights	80,000	25,572

Total Other Assets	80,000	25,572

TOTAL ASSETS	$89,406	$79,761

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable	$80,000	$-

Total Current Liabilities	80,000	-

Total Liabilities	80,000	-

STOCKHOLDERS' EQUITY

Common shares: $0.001 par value, 76,000,000 shares authorized, 12,180,000 shares issued and outstanding, respectively	12,180	12,180
Additional paid-in capital	519,820	519,820
Deficit accumulated during the exploration stage	(522,594)	(452,239)

Total Stockholders' Equity	9,406	79,761

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$89,406	$79,761

(The accompanying notes are an integral part of these consolidated financial statements.)

DUKE MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the Year Ended		May 3, 2006
	December 31,		to December 31, 2013
	2013	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of assets	29,958	-	69,958
Bad debt expense	-	-	20,000
Mineral exploration expense	356	64,043	104,803
General and administrative	40,080	40,937	353,640

Total Operating Expenses	70,394	104,980	548,401

LOSS FROM OPERATIONS	(70,394)	(104,980)	(548,401)

OTHER INCOME

Other income	-	-	1,520
Interest income	39	283	24,287

Total Other Income	39	283	25,807

LOSS BEFORE INCOME TAXES	(70,355)	(104,697)	(522,594)

Provision for income taxes	-	-	-

NET LOSS	$(70,355)	$(104,697)	$(522,594)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000

(The accompanying notes are an integral part of these consolidated financial statements.)

DUKE MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

				Deficit Accumulated During the Exploration Stage

			Additional Paid-In Capital		Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance, May 3, 2006	-	$ -	$-	$-	$-

Common stock issued for cash in private placement, May 3, 2006	10,000,000	10,000	-	-	10,000

Common stock issued for cash in private placement, May 19, 2006	1,000,000	1,000	49,000	-	50,000

Common stock issued for cash in private placement on November 14, 2006	405,000	405	161,595	-	162,000

Net loss for the period ended December 31, 2006	-	-	-	(12,704)	(12,704)

Balance, December 31, 2006	11,405,000	11,405	210,595	(12,704)	209,296

Common stock issued for cash in public offering, August 29, 2007	760,000	760	303,240
				-	304,000

Common stock issued for cash in public offering October 31, 2007	15,000	15	5,985	-	6,000

Net loss for the year ended December 31, 2007	-	-	-	(69,547)	(69,547)

Balance, December 31, 2007	12,180,000	$12,180	$ 519,820	$ (82,251)	$449,749

Net loss for the year ended December 31, 2008	-	-	-	(67,877)	(67,877)

Balance, December 31, 2008	12,180,000	12,180	519,820	(150,128)	381,872

Net loss for the year ended December 31, 2009	-	-	-	(98,489)	(98,489)
Balance, December 31, 2009	12,180,000	12,180	519,820	(248,617)	283,383

Net loss for the year ended December 31, 2010	-	-	-	(56,692)	(56,692)

Balance, December 31, 2010	12,180,000	12,180	519,820	(305,309)	226,691

Net loss for the year ended December 31, 2011	-	-	-	(42,233)	(42,233)

Balance, December 31, 2011	12,180,000	12,180	519,820	(347,542)	184,458

Net loss for the year ended December 31, 2012	-	-	-	(104,697)	(104,697)

Balance, December 31, 2012	12,180,000	12,180	519,820	(452,239)	79,761

Net loss for the year ended December 31, 2013	-	-	-	(70,355)	(70,355)

Balance, December 31, 2013	12,180,000	$12,180	$519,820	$(522,594)	$ 9,406

(The accompanying notes are an integral part of these consolidated financial statements.)

DUKE MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			From Inception on May 3, 2006 to December 31, 2013

	For the Year Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES

Net loss	$(70,355)	$(104,697)	$(522,594)
Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral rights	29,958	-	69,958
Bad debt expense	-	-	20,000
Changes in operating assets and liabilities:

Accounts payable and accrued expenses
	-	(280)	-

Net Cash Used in Operating Activities	(40,397)	(104,977)	(432,636)

INVESTING ACTIVITIES

Note receivable	-	-	(20,000)
Investment in mineral rights	(4,386)	(5,572)	(69,958)

Net Cash Used in Investing Activities	(4,386)	(5,572)	(89,958)

FINANCING ACTIVITIES

Proceeds from public offering	-	-	310,000
Proceeds from private placements	-	-	222,000

Net Cash Provided by Financing Activities	-	-	532,000

NET INCREASE (DECREASE) IN CASH	(44,783)	(110,549)	9,406
CASH AT BEGINNING OF PERIOD	54,189	164,738	-
CASH AT END OF PERIOD	$9,406	$54,189	$9,406

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$440
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note payable issued for acquisition of Fostung Resources, Ltd.
	$80,000	$-	$80,000

(The accompanying notes are an integral part of these financial statements.)

DUKE MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization

Duke Mountain Resources, Inc. (the “Company”), a Nevada corporation, was formed on May 3, 2006 and has an authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duke Mountain Resources Canada, Inc. and Fostung Resources Ltd (“Fostung Resources”). All significant intercompany balances and transactions have been eliminated.

Duke Mountain Resources, Inc., together with its wholly-owned subsidiaries, is an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.

The Company has not generated any revenues and has incurred an accumulated deficit of $522,594 since inception. The Company incurred a loss of $70,355 during the year ended December 31, 2013. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures to locate and develop mineral claims and to fund operations.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the year ended December 31, 2009, the Company impaired its mineral claims held by Duke Mountain Resources Canada, Inc. totaling $40,000.

Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the years ended December 31, 2013 and 2012, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.

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

On November 22, 2011, the Company entered into a lease of mineral properties, known as the Tonya Property. The agreement calls for an advance royalty payment of $20,000 upon execution of the agreement and the following additional minimum payments:

Annual payments on or before each of the following:

First Anniversary of this Agreement	$2,500
Second Anniversary	$5,000
Third Anniversary	$5,000
Fourth Anniversary	$10,000
Fifth Anniversary	$50,000
Sixth Anniversary and on each anniversary thereafter	$100,000

Pursuant to the agreement, the Company can terminate the agreement at any time by giving written notice to the lessor. After delivery of the termination notice, the Company is not required to perform any obligations or pay the minimum payments due after the termination date. The Company provided notice of termination in January 2014 as discussed in Note 7.

The Company recorded an impairment of $29,958 on the Tonya Property during the year ended December 31, 2013.

NOTE 3 - ACQUISITION

On December 31, 2013, the Company entered into a Stock Purchase Agreement with a third party pursuant to which the Company purchased 100% of the issued and outstanding shares of Fostung Resources for a promissory note in the amount of $80,000. The $80,000 purchase price represented the fair value of the leases and mining claims controlled by Fostung Resources as concluded by an independent third-party geological consultant. Fostung Resources had no other assets and no liabilities. The promissory note bears an annual interest rate of 4%, which is compounded annually and has a maturity date of December 31, 2015 (See Note 6).

Fostung Resources had minimal activity during 2013. The unaudited pro forma condensed statement of operations for the year ended December 31, 2013 as if the acquisition occurred at the beginning of the year is as follows:

	Duke Mountain Resources, Inc.	Fostung Resources	Adjustments	Pro Forma
Operating expenses	$ 70,394	$ 8,710	$ -	$ 49,146
Other income	39	-	-	39
Net loss	$ (70,355)	$ (8,710)	$ -	$ (49,107)

Weighted average number of common shares outstanding – basic and diluted	12,180,000	-	-	12,180,000
Basic and diluted loss per common share	$ (0.00)			$ (0.00)

NOTE 4 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2013	December 31, 2012
Net operating loss carry forwards	$158,423	$144,284
Impairment of assets	14,000	14,000
Valuation allowance	(172,423)	(158,284)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2013	December 31, 2012
Tax benefit at statutory rates	$(14,139)	$(36,644)
Impairment of asset	-	-
Change in valuation allowance	14,139	36,644
Provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $453,000 as of December 31, 2013 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2013 remain open to examination by federal tax authorities and other tax jurisdictions.

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

The movement of share purchase warrants during the years ended December 31, 2013 and 2012 is summarized as follows:

	Number of Warrants Outstanding	Weighted Average Exercise Price
Class A Warrants
Balance, December 31, 2011	775,000	$0.50
Granted	-	-
Exercised	-	-
Expired	(775,000)	0.50
Balance, December 31, 2012	-	-
Granted	-	-
Exercised	-	-
Expired	775,000	0.50
Balance, December 31, 2013	-	$-

Class B Warrants
Balance, December 31, 2011	775,000	$0.55
Granted	-	-
Exercised	-	-
Expired	(775,000)	0.55
Balance, December 31, 2012	-	-
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2013	-	$-

At December 31, 2013 and 2012, the Company had no outstanding warrants remaining.

NOTE 6 – NOTES PAYABLE

On December 31, 2013, the Company entered into a Stock Purchase agreement with a third party pursuant to which the Company purchased 100% of the issued and outstanding shares of Fostung Resources for a promissory note in the amount of $80,000. The Promissory Note bears an annual interest rate of 4%, which is compounded annually and has a maturity date of December 31, 2015.

NOTE 7 – SUBSEQUENT EVENT

On March 19, 2014, the Company entered into a promissory note in the principal amount of $27,000 with Kalen Capital Corporation, a corporation organized under the laws of British Columbia, Canada. The promissory note accrues interest at an annual rate of 7%, is due on March 19, 2016 and may be prepaid by the Company without penalty.

In January 2014, the Company provided Gold Range with notice of its intent to terminate the Lease Agreement for the Tonya Property.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2013.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, our management has conducted an assessment using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our company’s internal control over financial reporting, as defined in rule 13a-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2013. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account.

Additionally, we do not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2013.

Evaluation of the Company’s Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2013. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name

Age

Position

Dave Gamache

64

President, Chief Executive Officer,

Chief Financial Officer, Director

Jared Beebe

62

Director

Dave Gamache - President, Director, CEO & CFO. Since 2001, Mr. Gamache has been the principal of the Allen Lee Group, a company that provides business consulting services to businesses and individuals. Mr. Gamache is a former President, Director and Treasurer of Lake Victoria Mining Company. Currently Mr. Gamache serves as Director and Officer of the following companies: Kibo Resources Company Inc., Microchannel Technologies Corp. and Emergent Energy Corporation.

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

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities. We encourage members of our Board of Directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so. Our Board of Directors met zero times and acted by unanimous written consent one time during the year ended December 31, 2013.

Director Compensation

Our President was compensated $9,000 for serving as such in 2013, which was payable through a monthly fee of $750. Our Director Mr. Beebe was compensated $6,000 in 2013, which was payable through a monthly fee of $500. Aside from the above, our directors received no other compensation in the form of salary, bonus or stock awards in 2013.

There is no employment, management or consulting agreements in effect nor is there an agreement in place to convert debt to equity between us and any of our officers and directors.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee.

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee.

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board shall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Dave Gamache, 6805 Sundance Trail, Riverside CA, 92506, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer. No executive officer of ours had a total annual salary and bonus for 2013 that exceeded $100,000.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards	Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dave Gamache,	2013	9,000	-	-	-	-	-	-	9,000
President, Chief Executive Officer, Chief Financial Officer, Director	2012	9,000	-	-	-	-	-	-	9,000
Jared Beebe, Director	2013	6,000	-	-	-	-	-	-	6,000
	2012	6,000	-	-	-	-	-	-	6,000

Stock Option Grants in Last Fiscal Year

Our executive officers and directors were not issued any stock options or award grants for the fiscal years ended December 31, 2013 and 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percent of our common stock beneficially owned by: all directors and nominees, naming them, our executive officers, our directors and executive officers as a group, without naming them, and persons or groups known by us to own beneficially 5% or more of our common stock having voting rights: The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 25, 2013, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 25, 2013. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Herdev S. Rayat 3466 West Broadway Vancouver, BC V6R 2B3	10,000,000	82
Dave Gamache c/o Duke Mountain Resources, Inc. 6805 Sundance Trail Riverside, CA 92506	3,000	0.02
Jared Beebe c/o Duke Mountain Resources, Inc. 6805 Sundance Trail Riverside, CA 92506	0	0.0
All directors and executive officers as a group (2 persons)	3,000	0.02

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On December 31, 2013, we completed the Fostung Purchase. Mr. Herdev S. Rayat, our majority shareholder, is the brother of Mr. Harmel S. Rayat, the majority shareholder of Janus.

Other than as set forth above, there were no related party transactions during the years ended December 31, 2013 and 2012.

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

Director Independence

Our Board of Directors has determined that we do not currently have any “independent” directors. Although we are not currently listed company on any national stock exchange, our Board of Directors uses the AMEX company rules as a guideline in its determination of director independence. Under those rules, no director would qualify as independent unless our Board of Directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Specifically, no director would qualify as independent if (a) during the past three years, the director or family member was employed by us, (b) the director accepted or has an immediate family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three preceding years, or (c) the director is, or has an immediate family member who is, a current partner of our outside auditor, or was a partner or employee of ours outside auditor who worked on our audit at any time during any of the past three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Principal Accountant

Year

Amount billed

GBH CPAs, PC

2013

$ 11,000

GBH CPAs, PC

2012

$ 14,750

Tax fees

We did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the year ended December 31, 2013.

Audit-Related Fees

We did not incur any fees from its independent registered public accounting firm for audit-related services during the year ended December 31, 2013.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements & Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and

Supplementary Data”:

•

Report of Independent Registered Public Accounting Firm;

•

Consolidated Balance Sheets as of December 31, 2013 and 2012;

•

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from Inception on May 3, 2006 to December 31, 2013;

•

Consolidated Statements of Stockholders’ Equity from Inception on May 3, 2006 to December 31, 2013;

•

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from Inception on May 3, 2006 to December 31, 2013; and

•

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

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

SIGNATURES

In accordance with Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2014.

DUKE MOUNTAIN RESOURCES, INC.

By: /s/ Dave Gamache

Name:

Dave Gamache

Title:

President & Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 28, 2014, on behalf of the registrant and in the capacities indicated.

Signature

Title

/s/ Dave Gamache

President and Chief Executive Officer, Chief Financial

David Gamache

Officer, Director (Principal Executive Officer, Principal

            Financial and Accounting Officer)

/s/ Jared Beebe

Director

Jared Beebe

DUKE MOUNTAIN RESOURCES, INC.

INDEX TO EXHIBITS

Exhibit Number

Description

2.1

Securities Purchase Agreement between Janus Resources, Inc. and Duke Mountain Resources, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2014)

3.1

Articles of Incorporation of Duke Mountain Resources, Inc. (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

3.2

Bylaws of Duke Mountain Resources, Inc. (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

3.3

Bylaws, as amended, of Duke Mountain Resources, Inc. (incorporated by reference to the Company’s registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

10.1

Mining Lease Agreement between Gold Range Company LLC and Duke Mountain Resources, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2011)

10.2

Mining Lease Agreement between Gold Range Company LLC and Duke Mountain Resources, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2011)

10.3

4% Non Negotiable Promissory Note in the Principal Amount of $80,000 issued by Duke Mountain Resources, Inc. to Janus Resources, Inc. ((incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2014)

10.4

7% Non Negotiable Promissory Note in the Principal Amount of $27,000 issued by Duke Mountain Resources, Inc. to Kalen Capital Corp. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2014)

31.1

Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2

Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1

Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

12