Form 10-K/A
period 2013-12-31
Duke Mountain Resources, Inc
filed 2014-04-15
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A #1

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

DOCUMENTS INCORPORATED BY REFERENCE – None.

EXPLANATORY NOTE:

 Amended to file XBRL files, previously inadvertently not filed, due to computer error. No other changes have been made to the document.