Form 10-Q
period 2014-09-30
Duke Mountain Resources, Inc
filed 2014-11-12
CIK 1379043

FORM 10Q SEPTEMBER 30, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2014

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

There were 12,180,000 common shares outstanding as of November 12, 2014.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$5,789	$9,406

Total Current Assets	5,789	9,406

MINERAL RIGHTS	80,000	80,000

TOTAL ASSETS	$85,789	$89,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	3,935	-
Accounts payable and accrued expenses - related party	1,250	-
Notes payable - related party	$80,000	$80,000

Total Current Liabilities	85,185	80,000

Long-term debt - related party	27,000	-
Total Liabilities	112,185	80,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares: $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding.	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(558,396)	(522,594)

Total Stockholders' Equity (Deficit)	(26,396)	9,406

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$85,789	$89,406

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Mineral exploration expense	-	-	-	356
General and administrative	12,787	7,098	32,397	26,801

Total Operating Expenses	12,787	7,098	32,397	27,157

LOSS FROM OPERATIONS	(12,787)	(7,098)	(32,397)	(27,157)

OTHER INCOME (EXPENSE)

Interest income (expense)	(1,276)	7	(3,405)	34

Total Other Income (Expense)	(1,276)	7	(3,405)	34

LOSS BEFORE INCOME TAXES	(14,063)	(7,091)	(35,802)	(27,123)

Provision for income taxes	-	-	-	-

NET LOSS	$(14,063)	$(7,091)	$(35,802)	$(27,123)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are a integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES

Net loss	$(35,802)	$(27,123)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets
and liabilities:
Accounts payable and accrued expenses	3,935	-
Accrued liability - related party	1,250	-

Net Cash Used in
Operating Activities	(30,617)	(27,123)

FINANCING ACTIVITIES

Proceeds from note payable - related party	27,000	-
Investment in mineral rights	-	(4385)

Net Cash Provided by
Financing Activities	27,000	(4,385)

NET DECREASE IN CASH	(3,617)	(31,508)
CASH AT BEGINNING OF PERIOD	9,406	54,189

CASH AT END OF PERIOD	$5,789	$22,681

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements filed with the Securities and Exchange Commission.  The results of operations for the period ended June 30, 2014 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $558,396 since inception. The Company has incurred a loss of $35,802 during the nine months ended September 30, 2014. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.

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

On March 17, 2014, the Company signed a promissory note for $27,000 with a related party.  The note bears an interest rate of 7% and has a maturity date of March 17, 2016.

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

As of September 30, 2014, we had cash of $5,789 and at December 31, 2013, we had cash of $9,406. We anticipate this to be enough to cover our immediate costs for general and administrative expenses; however, our ability to pay for any additional exploration work or other expenses will be subject to us obtaining additional financing as these expenditures may exceed our available cash.

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

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

We had no revenues for the nine months ended September 30, 2014 and 2013.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $14,063 for the three months ended September 30, 2014 compared to a loss of $7,091 for the same period in 2013.  The increase is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

For the Nine Months Ended September 30, 2014 and 2013

We had no revenues for the nine months ended September 30, 2014 and 2013.  We do not anticipate generating revenues during the next 12 months.

We incurred a net loss of $35,802 for the nine months ended September 30, 2014 compared to a loss of $27,123 for the same period in 2013.  The increase is related primarily to an increase in professional fees (legal and accounting) and other general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities was $30,617 for the nine months ended September 30, 2014.  Cash was used primarily for professional fees and other general and administrative expenses.  We had current assets of $5,789 consisting of cash, and current liabilities of $85,185, resulting in a working capital deficit of $79,396.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, Mr. Dave Gamache, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of September 30, 2014, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2013.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are an exploration stage Company; we have not generated any revenues since inception related to mineral extraction and we do not expect to generate any revenues from our operations for the foreseeable future, we incurred accumulated losses of $558,396 for the period from May 3, 2006 (inception) to September 30, 2014.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, we will need to curtail our exploration activities and our business may fail, in which case you may lose your investment.

For the next year of operations, our current operating funds should be sufficient to cover our administrative costs; however, in order for us to perform any further exploration or extensive testing, we will need to obtain additional financing.  As of September 30, 2014, we had cash on hand in the amount of $5,789. We currently do not have any operations and we have no income.

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

  Availability and costs of financing;

  Ongoing costs of production; and

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

Risks Particular to the market of our Common Stock

Market for our common stock.

On September 27, 2008, we were cleared for trading under ticker symbol DKMR. Our shares are quoted on the NASD Over-the-Counter Bulletin Board (the “Bulletin Board”).

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

Date: November 12, 2014

DUKE MOUNTAIN RESOURCES, INC.

By:  /s/ Dave Gamache

Name:  Dave Gamache

Title: President, Chief Executive Officer

Principal Accounting Officer and Director