Form 10-K
period 2014-12-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DUKE MOUNTAIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3948 Saratoga Road Langley, WA	98260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (360) 292-6860

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with and new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 27, 2019, was $730,800.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.52,180,000 shares of common stock are outstanding as of August 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Duke Energy Resources, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

Duke Mountain Resources, Inc. ("Duke Mountain," "we," "our," or "us,") is a corporation organized under the laws of the State of Nevada and was incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2013, we had 12,180,000 shares of common stock issued and outstanding.  Our corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by us.

We were an exploration stage company engaged in the acquisition and exploration of mineral properties. On December 19, 2011, we attained 100% mineral interest rights to a property located in Pershing County, Nevada called "Tonya" (the "Tonya Property"). Although exploratory work in the area of our property conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claims.

On December 31, 2013, we completed the acquisition of all of the issued and outstanding shares of Fostung Resources, which is the holder of certain leases and mining claims to a fostung tungsten property located in Foster Township, Sudbury, Ontario, Canada (the "Fostung Property") from RenovaCare, Inc. (f/k/a Janus Resources, Inc.) ("Janus"), a corporation organized under the laws of the State of Nevada, for a promissory note (the "Promissory Note") in the amount of $80,000 (the "Fostung Purchase"), the fair value of the leases and mining claims controlled by Fostung Resources as concluded by an independent third-party geological consultant. The Promissory Note bears an annual interest rate of 4%, which is compounded annually and has a maturity date of December 31, 2015. In the event of certain events of default, as more fully set forth in the Promissory Note, the interest rate on the Promissory Note would increase to 8%. We may prepay the Promissory Note at any time without penalty.

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

OUR BUSINESS
The Company is currently a non-operating shell company.

EMPLOYEES

As of the date of this Annual Report, we have no employees.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "PBEC". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 2014:	High	Low
December 31, 2014	$0.20		$0.20
September 30. 2014	$0.20		$0.20
June 30, 2014	$0.20		$0.20
March 31, 2014	$0.25		$0.25

FISCAL YEAR ENDED DECEMBER 31, 2013:
December 31, 2013	$0.25	`	0.25
September 30, 2013	$0.20		$0.20
June 30, 2013	$0.20		$0.20
March 31, 2013	$0.20		$0.20

SHAREHOLDERS OF RECORD

As of August 27, 2019, there were approximately 60 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	-	None
Equity compensation plans not approved by security holders	None	-	None
Total	None	-	None

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2014, there were 12,180,000 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which none shares are owned by officers, directors and principal stock holders) were issued and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014, the Registrant had the following sale of unregistered securities:

None

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This section and other parts of this Form 10-K annual report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

   Duke Mountain Resources, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on May 3, 2006.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operations.  The Company has a December 31 year end.  As of December 31, 2014, the issued and outstanding shares of common stock totaled 12,180,000.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2014	2013

Current Assets	$-	$9,406
Current Liabilities	86,468	80,000
Working Capital (Deficit)	(86,468)	(70,594)

Cash Flows

	December 31,	December 31,
	2014	2013

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2014 and 2013.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2014 were $118,186 compared with $70,394 for the year ended December 31, 2013.  The increase in operating expenses were atributable to an increase in impairment of assets from $29,958 for the year ended December 31, 2013 to $80,000 for the year ended December 31, 2014.  Mineral exploration expenses decreased from $356 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014.  General and administrative expenses decreased from $40,080 for the year ended December 31, 2013 to $38,186 for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company recorded a net loss of $122,874, compared with net loss of $70,355 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2014, the Company's cash balance was $0 compared to cash balance of $9,406 as at December 31, 2013. As of December 31, 2014, the Company's total assets were $0 compared to total assets of $89,406 as at December 31, 2013.  The dexrease in total assets is attributable to the prior business operations of the Company

As of December 31, 2014, the Company had total liabilities of $86,468 compared with total liabilities of $80,000 as at December 31, 2013. The increase in total liabilities is atributed to the increase in accounts payable and accrued expenses of $0 for the year ended December 31, 2013 to $5,218 for the year ended December 31, 2014.  Accounts payable and accrued expenses - related party increased from $0 for the year ended December 31, 2013 to $1,250 for the year ended December 31, 2014.

As of December 31, 2014, the Company has a working capital of ($86,468) compared with working capital of ($70,594) at December 31, 2013.

Cashflow from Operating Activities

During the year ended December 31, 2014 the Company used ($36,406) of cash for operating activities compared to ($40,397) of cash used by operating activities during the year ended  December 31, 2013.  The decrease in use of cash for operating activities is atributable to an increase in net loss of ($70,355) for the year ended December 31, 2013 compare to a net loss of ($122,874) for the year ended December 31, 2014.  An increase in impaiment loss of mineral rights from $29,958 for the year ended December 31, 2013 to $80,000 for the year ended December 31, 2014.  An increase in accounts payable and accrued expenses from $0 for the year ended December 31, 2013 to $5,218 for the year ended December 31, 2014.  An increase in accounts payable and accrued expenses - related party from $0 for year ended December 31, 2013 to $1,250 for year ended December 31, 2014.

Cashflow from Financing Activities

During the years ended December 31, 2014 the Company's net cash provided by financing activity was $27,000 compared to $0 cash provided by financing for year ended December 31, 2013.  The increase is due to an increase in proceeds from notes payable - related party from $0 for the year ended December 31, 2013 to $27,000 for the year ended December 31, 2014.

Subsequent Developments

None

Going Concern

 We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DUKE MOUNTAIN RESOURCES, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2014

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of Duke Mountain Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. (the "Company") as of December 31, 2014, the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements").   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company's lack of revenues and accumulated deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management's plans are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Bayville, NJ
August 27, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Duke Mountain Resources, Inc.

We have audited the accompanying consolidated balance sheet of Duke Mountain Resources, Inc. (the "Company") as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duke Mountain Resources, Inc. as of December 31, 2013 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had no revenues and has generated losses from operations since inception.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 24, 2014

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$-	$9,406
Total current assets	-	9,406

Other Assets
Mineral rights	-	80,000
Total other assets	-	80,000

Total assets	$-	$89,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$5,218	$-
Accounts payable and accrued expenses- related party	1,250	-
Notes payable- related party	80,000	80,000
Total current liabilities	86,468	80,000

Long term debt- related party	27,000	-

Total liabilities	113,468	80,000

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(645,468)	(522,594)
Total stockholders' equity (deficit)	(113,468)	9,406

Total liabilties and stockholders' equity (deficit)	$-	$89,406

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
Impairment of assets	80,000	29,958
Mineral exploration expense	-	356
General and administration	38,186	40,080
Total operating expenses	118,186	70,394

Loss from operations	(118,186)	(70,394)

Other income (expense)
Interest expense	(4,688)	-
Interest income	-	39
Total other income (expense)	(4,688)	39

Net loss	$(122,874)	$(70,355)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(122,874)	$(70,355)
Adjustments to reconcile net loss to net
loss from operating activities
Impairment loss of mineral rights	80,000	29,958
Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,218	-
Accounts payable and accrued expenses- related party	1,250	-

Net Cash Used in Operating Activities	(36,406)	(40,397)

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	(4,386)

Net Cash Used in Investing Activities	-	(4,386)

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	27,000	-

Net Cash Provided by (Used in) Financing Activities	27,000	-

Increase (decrease) in cash	(9,406)	(44,783)

Cash, beginning of period	9,406	54,189

Cash, end of period	-	9,406

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$80,000

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	12,180,000	$12,180	$519,820	$(452,239)	$79,761

Net loss	-	-	-	(70,355)	(70,355)

Balance, December 31, 2013	12,180,000	12,180	519,820	(522,594)	9,406

Net loss	-	-	-	(122,874)	(122,874)

Balance, December 31, 2014	12,180,000	$12,180	$519,820	$(645,468)	$(113,468)

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization

Duke Mountain Resources, Inc. (the "Company"), a Nevada corporation, was formed on May 3, 2006 and has an authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

On September 21, 2007, the Company established a Canadian operating subsidiary Duke Mountain Resources Canada, Inc. The Canadian operating subsidiary will conduct all mineral explorations for Duke Mountain Resources, Inc. Duke Mountain Resources Canada, Inc. controls over 1,503 hectares of mineral claims. All mineral claims were transferred to our Canadian operating subsidiary Duke Mountain Resources Canada, Inc., on December 21, 2007 from our former President and Chief Executive Officer. During the year ended December 31, 2014, the Company fully impaired these mineral claims totaling $80,000.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duke Mountain Resources Canada, Inc. and Fostung Resources Ltd ("Fostung Resources"). All significant intercompany balances and transactions have been eliminated.

Duke Mountain Resources, Inc., together with its wholly-owned subsidiaries, were an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.  In 2014, the Company ceased operations is currently a non-operating shell company.

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $645,468 since inception. The Company incurred losses of $122,874 and $70,355 during the years ended December 31, 2014 and 2013, respectively. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Principles of Accounting

These consolidated financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

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

Development Stage Entities

In June 2014, the FASB amended ASC 915 to eliminate the definition of a development stage entity and eliminate the related presentation and disclosure requirements. This amendment to ASC 915 was effective for fiscal years beginning after December 31, 2014, and interim periods therein, with early adoption permitted.  The Company has early adopted the amendments to ASC 915 and thus not presented development stage information.

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value. During the year ended December 31, 2014, the Company impaired its investment in Fostung Resources, Ltd totaling $80,000.  The Company is no longer in the mineral exploration business.

Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the years ended December 31, 2014 and 2013, the Company's warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses during those periods.

Subsequent Events

Company management reviewed all material events through the date of this report for potential subsequent event disclosure.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

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

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 2 - MINERAL RIGHTS (Continued)

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

NOTE 3 - ACQUISITION

On December 31, 2013, the Company entered into a Stock Purchase Agreement with a third party pursuant to which the Company purchased 100% of the issued and outstanding shares of Fostung Resources for a promissory note in the amount of $80,000. The $80,000 purchase price represented the fair value of the leases and mining claims controlled by Fostung Resources as concluded by an independent third-party geological consultant. Fostung Resources had no other assets and no liabilities.  During the year ended December 31, 2014, the Company fully impaired these mineral claims totaling $80,000.The promissory note bears an annual interest rate of 4%, which is compounded annually and has a maturity date of December 31, 2015 (See Note 6).

Fostung Resources had minimal activity during 2013. The unaudited pro forma condensed statement of operations for the year ended December 31, 2013 as if the acquisition occurred at the beginning of the year is as follows:

	Duke Mountain Resources, Inc.	Fostung Resources	Adjustments	Pro Forma
Operating expenses	$70,394	$8,710	$-	$79,104
Other income	39	-	-	39
Net loss	$(70,355)	(8,710)	$-	$(79,065)

Weighted average number of common shares outstanding – basic and diluted	12,180,000	-	-	12,180,000
Basic and diluted loss per common share	$(0.01)			$(0.01)

NOTE 4 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2014	December 31, 2013
Net operating loss carry forwards	$173,250	$158,423
Impairment of assets	52,500	14,000
Valuation allowance	(225,750)	(172,423)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2014	December 31, 2013
Tax benefit at statutory rates	$(14,827)	$(14,139)
Change in valuation allowance	14,827	14,139
Provision for income taxes	$-	$-

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 4 - INCOME TAXES (Continued)

The Company has accumulated net operating loss carryovers of approximately $495,000 as of December 31, 2014 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2014 remain open to examination by federal tax authorities and other tax jurisdictions.

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

NOTE 6 – SUBSEQUENT EVENTS

Effective June 30, 2019, the legal custodian of the Company agreed to guarantee the notes payable and related accrued interest of the Company.

On August 2, 2019, the Company issued 40,000,000 shares of common stock to a Company controlled by the legal custodian of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BOYLE CPA, LLC

This decision to engage Boyle CPA, LLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

(1)
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities

(2)
We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2013 and/or December 31, 2014 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Julienne Cowie	53	Chief Executive & Chief Financial Officer and Director	2019

Dave Gambache	70	Former Chief Executive Officer, Chief Financial Officer and Director	2001-2014

Jared Beebe	68	Former Director	2011-2014

Julienne Cowie, Chief Executive, Chief Financial Officer and the Director of the Company since 2019 graduated from the University of Washington School of Journalism before the Internet was driving how we ingest information. She learned the ropes of online content driven SEO/SEM in real time, working on large database projects for companies that sold products and companies that sold information.

Dave Gamache - President, Director, CEO & CFO. From 2001 to 2014, Mr. Gamache has been the principal of the Allen Lee Group, a company that provides business consulting services to businesses and individuals. Mr. Gamache is a former President, Director and Treasurer of Lake Victoria Mining Company. Currently Mr. Gamache serves as Director and Officer of the following companies: Kibo Resources Company Inc., Microchannel Technologies Corp. and Emergent Energy Corporation.

Jared Beebe - Director from July 15, 2011 to 2014. Mr. Beebe served as a Director of the following companies American Goldfields, Patriot Gold, and Whistle Pig Exploration, Inc. Mr Beebe has worked as a Senior Geologist/Project Manager for Endeavor Silver, Clifton Star Resources, Freewest Resources, Noront Resources, Bueno de Oro, Kootenay Gold, Alamaden Resources, Serengeti Resources, Soho Resources, Globex, Rouyn-Noranda, Scorpio Mining Corporation, Greenstone Nicaragua, Unigold Ressources.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The board of directors does not have an audit committee, and the functions of the audit committee are currently performed by our Corporate Secretary, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Board of Directors Independence. Our board of directors currently consists of one member. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

We have not yet replaced our former audit committee financial expert, but we are engaged in finding a suitable replacement.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Julienne Cowie	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Julienne Cowie	2013	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2014	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2013 and December 31, 2014.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2014 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Julienne Cowie	Common	0	0%
3948 Saratoga Road
Langlev, WA 98260

All Directors and officers as a group (1 member)	Common	0	0%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2014	2013
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

3.1	Articles of Incorporation of Duke Mountain Resources, Inc. (incorporated by reference to the Company's registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

3.2	Bylaws of Duke Mountain Resources, Inc. (incorporated by reference to the Company's registrationon Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Office *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 2019.

DUKE MOUNTAIN RESOURCES, INC.

By:	/s/ Julienne Cowie
Julienne Cowie
Chief Executive Officer
(Principal executive officer)