Form 10-Q
period 2015-03-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-12895

DUKE MOUNTAIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada		98-0503336
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

3948 Saratoga Road
Langley, Washington		98260
(Address of principal executive offices		(Zip Code)
and Zip Code)

(360) 292-6860
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]    NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 27, 2019, there were 52,180,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Duke Mountain Resources, Inc.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2015

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitave and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	13

Part II
Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Mine Safety Disclosures	14
Item 5	Other Information	14
Item 6	Exhibits	15

Signatures		16

Table of Content

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Duke Mountain Resources, Inc..

Financial Statements
For the Fiscal Quarter Ended March 31, 2015

TABLE OF CONTENTS

Page
Consolidated Balance Sheets (unaudited)		F-1
Consolidated Statements of Operations (unaudited)		F-2
Consolidated Statements of Cash Flows (unaudited)		F-3
Consolidated Statements of Stockholder's Equity (Deficit)		F-4
Notes to the Financial Statements (unaudited)		F-5

F-1

Table of Content

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,473	$5,218
Accounts payable and accrued expenses- related party	1,250	1,250
Notes payable- related party	107,000	80,000
Total current liabilities	114,723	86,468

Long term debt- related party	-	27,000

Total liabilities	114,723	113,468

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(646,723)	(645,468)
Total stockholders' equity (deficit)	(114,723)	(113,468)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
General and administration	-	10,680
Total operating expenses	-	10,680

Loss from operations	-	(10,680)

Other income (expense)
Interest expense	(1,255)	(862)
Interest income	-	-
Total other income (expense)	(1,255)	(862)

Net loss	$(1,255)	$(11,542)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(1,255)	$(11,542)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	1,255	1,377
Accounts payable and accrued expenses- related party	-	-

Net Cash Used in Operating Activities	-	(10,165)

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	27,000
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	27,000

Increase (decrease) in cash	-	16,835

Cash, beginning of period	-	9,406

Cash, end of period	-	26,241

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

6

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	12,180,000	$12,180	$519,820	$(645,468)	$(113,468)

Net loss	-	-	-	(1,255)	(1,255)

Balance, March 31, 2015	12,180,000	$12,180	$519,820	$(646,723)	$(114,723)

Balance, December 31, 2013	12,180,000	$12,180	$519,820	$(522,594)	$9,406

Net loss	-	-	-	(11,542)	(11,542)

Balance, March 31, 2014	12,180,000	$12,180	$519,820	$(534,136)	$(2,136)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Notes to Financial Statements
For the three months ended March 31, 2015
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

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

 The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $646,723 since inception. The Company has no assets, a working capital deficiency and incurred a net loss during the three months ended March 31, 2015.

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

Table of Content

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Notes to Financial Statements
For the three months ended March 31, 2015
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

Subsequent Events
The Company's management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

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

NOTE 6 – SUBSEQUENT EVENTS

Effective June 30, 2019, the legal custodian of the Company agreed to guarantee the notes payable and related accrued interest of the Company.

On August 2, 2019, the Company issued 40,000,000 shares of common stock to a Company controlled by the legal custodian of the Company.

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2015	2014

Current Assets	$-	$-
Current Liabilities	114,723	86,468
Working Capital (Deficit)	(114,723)	(86,468)

Cash Flows

	March 31,	Decemberr 31,
	2015	2014

Cash Flows from (used in) Operating Activities	$-	$(10,165)
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	27,000
Net Increase (decrease) in Cash During Period	-	16,835

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2015 and 2014.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2015 were $0 compared with $10,680 for the three months ended March 31, 2014.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses from $10,680 for the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015, primarily related to discontinued operations.
 During the three months ended March 31, 2015, the Company recorded a net loss of $1,255, compared with net loss of $11,542 for the three months ended March 31, 2014.

Liquidity and Capital Resources

 As at March 31, 2015, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2014. As of March 31, 2015, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2014.

 As of March 31, 2015, the Company had total liabilities of $114,723 compared with total liabilities of $113,468 as of December 31, 2014.  The increase in total liabilities is attributed to an increase in Account payable and accrued expenses from $5,218 for the year ended December 31, 2014 to $6,473 for the three months ended March 31, 2015, an increase in Notes Payable - related party from $80,000 for the year ended December 31, 2014 to $107,000 for the three months ended March 31, 2015, and a decrease in Long term debt- related party $27,000 for the year ended December 31, 2014 to $0 for the three months ended March 31, 2015.

Cashflow from Operating Activities

 During the three months ended March 31, 2015 the Company used $0 of cash for operating activities compared to the use of ($10,165) of cash for operating activities during the three months ended March 31, 2014.  The decrease in cash used in operating activities were a result of the Company's prior operation.

Table of Content

Cashflow from Financing Activities

During the three months ended March 31, 2015 and March 31, 2014, the Company did not receive any cash from financing activities.

Subsequent Developments

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

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

    The Company will consider selling securities in the future to fund operations.   There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Table of Content

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit Number		Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th of August 2019.

DUKE MOUNTAIN RESOURCES, INC.
(the "Registrant")

BY:	/s/Jilian Cowie
Julienne Cowie
President, Principal Executive Officer,