Form 10-Q
period 2015-06-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Duke Mountain Resources, Inc.
Form 10-Q

For the Fiscal Quarter Ended June 30, 2015

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

Duke Mountain Resources, Inc..

Financial Statements
For the Fiscal Quarter Ended June 30, 2015

TABLE OF CONTENTS

Page
Consolidated Balance Sheets (unaudited)		F-1
Consolidated Statements of Operations (unaudited)		F-2
Consolidated Statements of Cash Flows (unaudited)		F-3
Consolidated Statements of Stockholder's Equity (Deficit)		F-4
Notes to the Financial Statements (unaudited)		F-5

F-1

Table of Content

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$7,742	$5,218
Accounts payable and accrued expenses- related party	1,250	1,250
Notes payable- related party	107,000	80,000
Total current liabilities	115,992	86,468

Long term debt- related party	-	27,000

Total liabilities	115,992	113,468

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(647,992)	(645,468)
Total stockholders' equity (deficit)	(115,992)	(113,468)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administration	-	8,930	-	19,610
Total operating expenses	-	8,930	-	19,610

Loss from operations	-	(8,930)	-	(19,610)

Other income (expense)
Interest expense	(1,269)	(1,267)	(2,524)	(2,129)
Interest income	-	-	-	-
Total other income (expense)	(1,269)	(1,267)	(2,524)	(2,129)

Net loss	$(1,269)	$(10,197)	$(2,524)	$(21,739)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(2,524)	$(21,739)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,524	2,659
Accounts payable and accrued expenses- related party	-	-

Net Cash Used in Operating Activities	-	(19,080)

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	27,000
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	27,000

Increase (decrease) in cash	-	7,920

Cash, beginning of period	-	9,406

Cash, end of period	-	17,326

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

6

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	12,180,000	$12,180	$519,820	$(645,468)	$(113,468)

Net loss	-	-	-	(1,255)	(1,255)

Balance, March 31, 2015	12,180,000	12,180	519,820	(646,723)	(114,723)

Net loss	-	-	-	(1,269)	(1,269)

Balance, June 30, 2015	12,180,000	$12,180	$519,820	$(647,992)	$(115,992)

Balance, December 31, 2013	12,180,000	$12,180	$519,820	$(522,594)	$9,406

Net loss	-	-	-	(11,542)	(11,542)

Balance, March 31, 2014	12,180,000	$12,180	$519,820	$(534,136)	$(2,136)

Net loss	-	-	-	(10,197)	(10,197)

Balance, June 30, 2014	12,180,000	$12,180	$519,820	$(544,333)	$(12,333)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Notes to Financial Statements
For the three months ended June 30, 2015
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

 The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $647,992 since inception. The Company has no assets, a working capital deficiency and incurred a net loss during the six months ended June 30, 2015.

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
Notes to Financial Statements
For the three months ended June 30, 2015
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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2015	2014

Current Assets	$-	$-
Current Liabilities	115,992	86,468
Working Capital (Deficit)	(115,992)	(86,468)

Cash Flows

	June 30,	Decemberr 31,
	2015	2014

Cash Flows from (used in) Operating Activities	$-	$(19,080)
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	27,000
Net Increase (decrease) in Cash During Period	-	7,920

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and six months ended June 30, 2015 and 2014.

Operating Expenses and Net Loss

 Operating expenses for the three months ended June 30, 2015 were $0 compared with $8,930 for the three months ended June 30, 2014.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses from $8,930 for the three months ended June 30, 2014 to $0 for the three months ended June 30, 2015, primarily related to discontinued operations.
Operating expenses for the six months ended June 30, 2015 were $0 compared with $19,610 for the six months ended June 30, 2014.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses from $19,610 for the six months ended June 30, 2014 to $0 for the six months ended June 30, 2015, primarily related to discontinued operations.
During the three months ended June 30, 2015, the Company recorded a net loss of $1,269, compared with net loss of $10,197 for the three months ended June 30, 2014.
During the six months ended June 30, 2015, the Company recorded a net loss of $2,524, compared with net loss of $21,739 for the six months ended June 30, 2014.

Liquidity and Capital Resources

 As at June 30, 2015, the Company's cash balance was $0 compared to cash balance of $0 at June 30, 2014. As of June 30, 2015, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2014.

 As of June 30, 2015, the Company had total liabilities of $115,992 compared with total liabilities of $113,468 as of December 31, 2014.  The increase in total liabilities is attributed to an increase in Account payable and accrued expenses from $5,218 for the year ended December 31, 2014 to $7,742 for the six months ended June 30, 2015, an increase in Notes Payable - related party from $80,000 for the year ended December 31, 2014 to $107,000 for the six months ended June 30, 2015, and a decrease in Long term debt- related party $27,000 for the year ended December 31, 2014 to $0 for the six months ended June 30, 2015.

Cashflow from Operating Activities

 During the six months ended June 30, 2015 the Company used $0 of cash for operating activities compared to the use of ($19,080) of cash for operating activities during the six months ended June 30, 2014.  The decrease in cash used in operating activities were a result of the Company's prior operation.

Table of Content

Cashflow from Financing Activities

During the six months ended June 30, 2015 the Company received $0 cash from financing activities compared to $27,000 cash from financing activities for the six months ended June 30, 2014.   The decrease were a result of $27,000 proceeds from Related party notes payable for the six monthd ended June 30, 2014..

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