Form 10-K
period 2015-12-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

3

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

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

Duke Mountain Resources, Inc. ("Duke Mountain," "we," "our," or "us,") is a corporation organized under the laws of the State of Nevada and was incorporated on May 3, 2006. Our authorized capital consists of 76,000,000 common shares, with a par value of $0.001 per share. As of December 31, 2015, we had 12,180,000 shares of common stock issued and outstanding.  Our corporate headquarters are located at 6805 Sundance Trail, Riverside CA 92506. Our telephone number is 951-907-9911.

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

FISCAL YEAR ENDED DECEMBER 31, 2015:	High	Low
December 31, 2015	$0.25		$0.25
September 30. 2015	$0.25		$0.25
June 30, 2015	$0.25		$0.25
March 31, 2015	$0.25		$0.25

FISCAL YEAR ENDED DECEMBER 31, 2014:
December 31, 2014	$0.25	`	0.25
September 30, 2014	$0.25		$0.27
June 30, 2014	$0.20		$0.20
March 31, 2014	$0.20		$0.20

SHAREHOLDERS OF RECORD

As of August 21, 2019, there were approximately 60 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of December 31, 2015, there were 12,180,000 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2015, the Registrant had the following sale of unregistered securities:

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

Overview

   Duke Mountain Resources, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on May 3, 2006.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operations.  The Company has a December 31 year end.  As of December 31, 2015, the issued and outstanding shares of common stock totaled 12,180,000.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2015	2014

Current Assets	$-	$-
Current Liabilities	118,558	86,468
Working Capital (Deficit)	(118,558)	(86,468)

Cash Flows

	December 31,	December 31,
	2015	2014

Cash Flows from (used in) Operating Activities	$-	$(36,406)
Cash Flows from (used in) Financing Activities	-	27,000
Net Increase (decrease) in Cash During Period	-	(9,406)

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2015 and 2014.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2015 were $0 compared with $118,186 for the year ended December 31, 2014.  The increase in operating expenses were atributable to a decrease in impairment of assests from $80,000 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015.  General and administrative expenses decreased from $38,186 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015.

During the year ended December 31, 2015, the Company recorded a net loss of $5,090, compared with net loss of $122,874 for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2015, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2014. As of December 31, 2015, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2014.

As of December 31, 2015, the Company had total liabilities of $118,558 compared with total liabilities of $113,468 as at December 31, 2014. The increase in total liabilities is atributed to the increase in accounts payable and accrued expenses of $5,218 for the year ended December 31, 2014 to $10,308 for the year ended December 31, 2015.  Notes payable - related party increased from $80,000 for the year ended December 31, 2014 to $107,000 for the year ended December 31, 2015.

As of December 31, 2015, the Company has a working capital of ($118,558) compared with working capital of ($86,468) at December 31, 2014.

Cashflow from Operating Activities

During the year ended December 31, 2015 the Company used $0 of cash for operating activities compared to ($36,406) of cash used by operating activities during the year ended  December 31, 2014.  The decrease in use of cash for operating activities is atributable to a decrease in net loss from ($5,090) for the year ended December 31, 2014 compare to a net income of $0 for the year ended December 31, 2015.  An decrease in impaiment loss of mineral rights from 80,000 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015.  A decrease in accounts payable and accrued expenses from $5,218 for the year ended December 31, 2014 to $5,090 for the year ended December 31, 2015.  A decreasee in accounts payable and accrued expenses - related party from $1,250 for year ended December 31, 2014 to $0 for year ended December 31, 2015.

Cashflow from Financing Activities

During the years ended December 31, 2015 the Company's net cash provided by financing activity was $0 compared to $27,000 cash provided by financing for year ended December 31, 2014.  The decrease is due to a decrease in proceeds from notes payable - related party from $27,000 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015.

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
DECEMBER 31, 2014 AND 2015

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of Duke Mountain Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. (the "Company") as of December 31, 2015 and 2014, the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015, and the related notes (collectively referred to as the "financial statements").   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Bayville, NJ
August 27, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$10,308	$5,218
Accounts payable and accrued expenses- related party	1,250	1,250
Notes payable- related party	107,000	80,000
Total current liabilities	118,558	86,468

Long term debt- related party	-	27,000

Total liabilities	118,558	113,468

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(650,558)	(645,468)
Total stockholders' equity (deficit)	(118,558)	(113,468)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Impairment of assets	-	80,000
Mineral exploration expense	-	-
General and administration	-	38,186
Total operating expenses	-	118,186

Loss from operations	-	(118,186)

Other income (expense)
Interest expense	(5,090)	(4,688)
Interest income	-	-
Total other income (expense)	(5,090)	(4,688)

Net loss	$(5,090)	$(122,874)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Weighted average shares outstanding	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(5,090)	$(122,874)
Adjustments to reconcile net loss to net
loss from operating activities
Impairment loss of mineral rights	-	80,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,090	5,218
Accounts payable and accrued expenses- related party	-	1,250

Net Cash Used in Operating Activities	-	(36,406)

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	27,000
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	27,000

Increase (decrease) in cash	-	(9,406)

Cash, beginning of period	-	9,406

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	12,180,000	$12,180	$519,820	$(522,594)	$9,406

Net loss	-	-	-	(122,874)	(122,874)

Balance, December 31, 2014	12,180,000	12,180	519,820	(645,468)	(113,468)

Net loss	-	-	-	(5,090)	(5,090)

Balance, December 31, 2015	12,180,000	$12,180	$519,820	$(650,558)	$(118,558)

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2015 and 2014

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

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $650,558 since inception. The Company incurred losses of $5,090 and $122,874 during the years ended December 31, 2015 and 2014, respectively. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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
For the years ended December 31, 2015 and 2014

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
For the years ended December 31, 2015 and 2014

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

Fostung Resources had minimal activity during 2013. The unaudited pro forma condensed statement of operations for the year ended December 31, 2013 as if the acquisition occurred at the beginning of the year is as follows:

	Duke Mountain Resources, Inc.	Fostung Resources	Adjustments	Pro Forma
Operating expenses	$70,394	$8,710	$-	$49,146
Other income	39	-	-	39
Net loss	$(70,355)	(8,710)	$-	$(49,107)

Weighted average number of common shares outstanding – basic and diluted	12,180,000	-	-	12,180,000
Basic and diluted loss per common share	$(0.00)			$(0.00)

During the year ended December 31, 2014, the Company fully impaired these mineral claims totaling $80,000.

NOTE 4 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2015	December 31, 2014
Net operating loss carry forwards	$175,350	$173,250
Impairment of assets	52,500	52,500
Valuation allowance	(227,850)	(225,750)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2015	December 31, 2013
Tax benefit at statutory rates	$(2,100)	$(14,827)
Change in valuation allowance	2,100	14,827
Provision for income taxes	$-	$-

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2015 and 2014

NOTE 4 - INCOME TAXES (Continued)

The Company has accumulated net operating loss carryovers of approximately $501,000 as of December 31, 2015 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2015 remain open to examination by federal tax authorities and other tax jurisdictions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

(1)
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities

(2)
We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures

23

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2014 and/or December 31, 2015 and their current ages:

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Julienne Cowie	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Julienne Cowie	2014	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2015	$0	$0	$0	$0	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2015 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2015	2014
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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