Form 10-Q
period 2016-03-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Duke Mountain Resources, Inc.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2016

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

Duke Mountain Resources, Inc..

Financial Statements
For the Fiscal Quarter Ended March 31, 2016

TABLE OF CONTENTS

Page
Consolidated Balance Sheets (unaudited)		F-1
Consolidated Statements of Operations (unaudited)		F-2
Consolidated Statements of Cash Flows (unaudited)		F-3
Consolidated Statements of Stockholder's Equity (Deficit)		F-4
Notes to the Financial Statements (unaudited)		F-5

F-1

Table of Content

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$12,375	$10,308
Accounts payable and accrued expenses- related party	1,250	1,250
Notes payable- related party	107,000	107,000
Total current liabilities	120,625	118,558

Long term debt- related party	-	-

Total liabilities	120,625	118,558

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(652,625)	(650,558)
Total stockholders' equity (deficit)	(120,625)	(118,558)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administration	-	-
Total operating expenses	-	-

Loss from operations	-	-

Other income (expense)
Interest expense	(2,067)	(1,255)
Interest income	-	-
Total other income (expense)	(2,067)	(1,255)

Net loss	$(2,067)	$(1,255)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended
March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(2,067)	$(1,255)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,067	1,255
Accounts payable and accrued expenses- related party	-	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	-
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

6

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	12,180,000	$12,180	$519,820	$(650,558)	$(118,558)

Net loss	-	-	-	(2,067)	(2,067)

Balance, March 31, 2016	12,180,000	$12,180	$519,820	$(652,625)	$(120,625)

Balance, December 31, 2014	12,180,000	$12,180	$519,820	$(645,468)	$(113,468)

Net loss	-	-	-	(1,255)	(1,255)

Balance, March 31, 2015	12,180,000	$12,180	$519,820	$(646,723)	$(114,723)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Notes to Financial Statements
For the three months ended March 31, 2016
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

 The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the period ended March 31, 2016 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $652,625 since inception. The Company has no assets, a working capital deficiency and incurred a net loss during the three months ended March 31, 2016.

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
Notes to Financial Statements
For the three months ended March 31, 2016
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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2016	2015

Current Assets	$-	$-
Current Liabilities	120,625	118,558
Working Capital (Deficit)	(120,625)	(118,558)

Cash Flows

	March 31,	Decemberr 31,
	2016	2015

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

    We have generated revenues of $0 and $0 for the three months ended March 31, 2016 and 2015.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2016 were $0 compared with $0 for the three months ended March 31, 2015.
 During the three months ended March 31, 2016, the Company recorded a net income of $0, compared with net income of $0 for the three months ended March 31, 2015.

Liquidity and Capital Resources

 As at March 31, 2016, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2015. As of March 31, 2016, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2015.

 As of March 31, 2016, the Company had total liabilities of $120,626 compared with total liabilities of $118,558 as of December 31, 2015.  The increase in total liabilities is attributed to an increase in Account payable and accrued expenses from $10,308 for the year ended December 31, 2015 to $12,375 for the three months ended March 31, 2016.

Cashflow from Operating Activities

 During the three months ended March 31, 2016 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended March 31, 2015.

Table of Content

Cashflow from Financing Activities

During the three months ended March 31, 2016 and March 31, 2015, the Company did not receive any cash from financing activities.

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