Form 10-Q/A
period 2016-03-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10- Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 28, 2019, there were 52,180,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Explanatory Note

        The purpose of this Amendment Duke Mountain Resources, Inc. Quarterly Report on Form 10-Q/A for the period ended March 31, 2016 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on August 27, 2019  is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  By mistake, the XBRL files with the Form 10-Q were for June 30, 2016 and not March 31, 2016.

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

              Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1034, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th of August 2019.

DUKE MOUNTAIN RESOURCES, INC.
(the "Registrant")

BY:	/s/Jilian Cowie
Julienne Cowie
President, Principal Executive Officer,

2