Form 10-Q
period 2017-09-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-28
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Duke Mountain Resources, Inc.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2017

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

Duke Mountain Resources, Inc..

Financial Statements
For the Fiscal Quarter Ended September 30, 2017

TABLE OF CONTENTS

Page
Consolidated Balance Sheets (unaudited)		F-1
Consolidated Statements of Operations (unaudited)		F-2
Consolidated Statements of Cash Flows (unaudited)		F-3
Consolidated Statements of Stockholder's Equity (Deficit)		F-4
Notes to the Financial Statements (unaudited)		F-5

F-1

Table of Content

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$26,039	$19,232
Accounts payable and accrued expenses- related party	1,250	1,250
Notes payable- related party	107,000	107,000
Total current liabilities	134,289	127,482

Long term debt- related party	-	-

Total liabilities	134,289	127,482

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(666,289)	(659,482)
Total stockholders' equity (deficit)	(134,289)	(127,482)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administration	-	-	-	-
Total operating expenses	-	-	-	-

Loss from operations	-	-	-	-

Other income (expense)
Interest expense	(2,294)	(2,294)	(6,807)	(6,630)
Interest income	-	-	-	-
Total other income (expense)	(2,294)	(2,294)	(6,807)	(6,630)

Net loss	$(2,294)	$(2,294)	$(6,807)	$(6,630)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the Nine Months Ended
September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(6,807)	$(6,630)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	6,807	6,630
Accounts payable and accrued expenses- related party	-	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	-
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

6

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	12,180,000	$12,180	$519,820	$(659,482)	$(127,582)

Net loss	-	-	-	(2,244)	(2,244)

Balance, March 31, 2017	12,180,000	12,180	519,820	(661,726)	(129,726)

Net loss	-	-	-	(2,269)	(2,269)

Balance, June 30, 2017	12,180,000	12,180	519,820	(663,995)	(131,995)

Net loss	-	-	-	(2,294)	(2,294)

Balance, September 30, 2017	12,180,000	$12,180	$519,820	$(666,289)	$(134,289)

Balance, December 31, 2015	12,180,000	$12,180	$519,820	$(650,558)	$(118,558)

Net loss	-	-	-	(2,067)	(2,067)

Balance, March 31, 2016	12,180,000	$12,180	$519,820	$(652,625)	$(120,625)

Net loss	-	-	-	(2,269)	(2,269)

Balance, June 30, 2016	12,180,000	12,180	519,820	(654,894)	(122,894)

Net loss	-	-	-	(2,294)	(2,294)

Balance, September 30, 2016	12,180,000	$12,180	$519,820	$(657,188)	$(125,188)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Notes to Financial Statements
For the three months ended September 30, 2017
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

 The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended September 30, 2017 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $666,289 since inception. The Company has no assets, a working capital deficiency and incurred a net loss during the nine months ended September 30, 2017.

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
Notes to Financial Statements
For the three months ended September 30, 2017
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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2017	2016

Current Assets	$-	$-
Current Liabilities	134,289	127,482
Working Capital (Deficit)	(134,289)	(127,482)

Cash Flows

	September 30,	Decemberr 31,
	2017	2016

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended September 30, 2017 and 2016.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2017 were $0 compared with $0 for the three months ended September 30, 2016.
 Operating expenses for the nine months ended September 30, 2017 were $0 compared with $0 for the nine months ended September 30, 2016.
 During the three months ended September 30, 2017, the Company recorded a net loss of $2,294, compared with net loss of $2,294 for the three months ended September 30, 2016.
 During the nine months ended September 30, 2017, the Company recorded a net loss of $6,807, compared with net loss of $6,630 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

 As at September 30, 2017, the Company's cash balance was $0 compared to cash balance of $0 at September 30, 2016. As of September 30, 2017, the Company's total assets were $0 compared to total assets of $0 as at September 30, 2016.

 As of September 30, 2017, the Company had total liabilities of $134,289 compared with total liabilities of $127,482 as of December 31, 2016.  The increase in total liabilities is attributed to an increase in Account payable and accrued expenses from $19,232 for the year ended December 31, 2016 to $26,039 as compared for the nine months ended September 30, 2017.

Cashflow from Operating Activities

 During the nine months ended September 30, 2017 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2016.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2017 the Company received $0 cash from financing activities compared to $0 cash from financing activities for the nine months ended September 30, 2016.

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