Form 10-K
period 2018-12-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-29
CIK 1379043

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

FISCAL YEAR ENDED DECEMBER 31, 2018:	High	Low
December 31, 2018	$0.35		$0.35
September 30. 2018	$0.35		$0.35
June 30, 2018	$0.60		$0.60
March 31, 2018	$0.35		$0.35

FISCAL YEAR ENDED DECEMBER 31, 2017:
December 31, 2017	$0.35	`	0.35
September 30, 2017	$0.90		$0.90
June 30, 2017	$0.70		$0.70
March 31, 2017	$0.60		$0.60

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

As of December 31, 2018, there were 12,180,000 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2018, the Registrant had the following sale of unregistered securities:

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

Overview

   Duke Mountain Resources, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on May 3, 2006.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operations.  The Company has a December 31 year end.  As of December 31, 2018, the issued and outstanding shares of common stock totaled 12,180,000.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2018	2017

Current Assets	$-	$-
Current Liabilities	145,684	136,583
Working Capital (Deficit)	(145,684)	(136,583)

Cash Flows

	December 31,	December 31,
	2018	2017

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2018 and 2017.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2017 were $0 compared with $0 for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recorded a net loss of $9,101, compared with net loss of $9,101 for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2018, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2017. As of December 31, 2018, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2017.

As of December 31, 2018, the Company had total liabilities of $145,584 compared with total liabilities of $136,583 as at December 31, 2017. The increase in total liabilities is atributed to the increase in accounts payable and accrued expenses of $28,333 for the year ended December 31, 2017 to $37,434 for the year ended December 31, 2018.

As of December 31, 2017, the Company has a working capital of ($145,684) compared with working capital of ($136,583) at December 31, 2016.

Cashflow from Operating Activities

During the year ended December 31, 2018 the Company used $0 of cash for operating activities compared to $0of cash used by operating activities during the year ended  December 31, 2017.

Cashflow from Financing Activities

During the years ended December 31, 2018 the Company's net cash provided by financing activity was $0 compared to $0 cash provided by financing for year ended December 31, 2017.

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
DECEMBER 31, 2017 AND 2018

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Duke Mountain Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2019

Bayville, NJ
August 28, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$37,434	$28,333
Accounts payable and accrued expenses- related party	1,250	1,250
Notes payable- related party	107,000	107,000
Total current liabilities	145,684	136,583

Long term debt- related party	-	-

Total liabilities	145,684	136,583

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 12,180,000 shares
issued and outstanding	12,180	12,180
Additional paid-in capital	519,820	519,820
Accumulated deficit	(677,684)	(668,583)
Total stockholders' equity (deficit)	(145,684)	(136,583)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Revenues	$-	$-

Operating expenses:
General and administration	-	-
Total operating expenses	-	-

Loss from operations	-	-

Other income (expense)
Interest expense	(9,101)	(9,101)
Interest income	-	-
Total other income (expense)	(9,101)	(9,101)

Net loss	$(9,101)	$(9,101)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows

For the Years Ended
December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(9,101)	$(9,101)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	9,101	9,101
Accounts payable and accrued expenses- related party	-	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	-
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	12,180,000	$12,180	$519,820	$(659,482)	$(127,482)

Net loss	-	-	-	(9,101)	(9,101)

Balance, December 31, 2017	12,180,000	12,180	519,820	(668,583)	(136,583)

Net loss	-	-	-	(9,101)	(9,101)

Balance, December 31, 2018	12,180,000	$12,180	$519,820	$(677,684)	$(145,684)

The accompanying notes are an integral part of these consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017

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

Going Concern

The Company has not generated any revenues and has incurred an accumulated deficit of $677,684 since inception. The Company incurred losses of $9,101 and $9,101 during the years ended December 31, 2018 and 2017, respectively. The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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
For the years ended December 31, 2018 and 2017

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
For the years ended December 31, 2018 and 2017

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

Fostung Resources had minimal activity during 2013. The unaudited pro forma condensed statement of operations for the year ended December 31, 2013 as if the acquisition occurred at the beginning of the year is as follows:

	Duke Mountain Resources, Inc.	Fostung Resources	Adjustments	Pro Forma
Operating expenses	$70,394	$8,710	$-	$49,146
Other income	39	-	-	39
Net loss	$(70,355)	(8,710)	$-	$(49,107)

Weighted average number of common shares outstanding – basic and diluted	12,180,000	-	-	12,180,000
Basic and diluted loss per common share	$(0.00)			$(0.00)

During the year ended December 31, 2018, the Company fully impaired these mineral claims totaling $80,000.

NOTE 4 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2018	December 31, 2017
Net operating loss carry forwards	$110,880	$108,990
Change in tax rate	-	72,660
Impairment of assets	52,500	52,500
Valuation allowance	(163,380)	(234,150)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2018	December 31, 2017
Tax benefit at statutory rates	$(1,890)	$(3,500)
Change in valuation allowance	1,890	3,500
Provision for income taxes	$-	$-

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017

NOTE 4 - INCOME TAXES (Continued)

The Company has accumulated net operating loss carryovers of approximately $528,000 as of December 31, 2018 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2018 remain open to examination by federal tax authorities and other tax jurisdictions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2018, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2017 and/or December 31, 2018 and their current ages:

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2017 and December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2018 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2018	2017
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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