Form 10-Q/A
period 2019-06-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-08-29
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 29, 2019, there were 52,180,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Explanatory Note

   The purpose of this amendment to Duke Mountain Resources, Inc. Quarterly Report on Form 10-Q/A for the period ended June 30, 2019 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on August 28, 2019  is solely to add additional information on Page 11 in Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation, Liability and Capital Resources to explain the decrease in the Company's liabilities.

No other changes have been made to the Form 10-Q  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

 As of June 30, 2019, the Company had total liabilities of $12,000 compared with total liabilities of $145,684 as of December 31, 2018.  The decrease in total liabilities is attributed to a decreasee in Account payable and accrued expenses from $37,434 for the year ended December 31, 2018 to $12,000 for the six months ended June 30, 2019, a decreasee in Account payable and accrued expenses - related party from $1,250 for the year ended December 31, 2018 to $0 for the six months ended June 30, 2019, a decreasee in Notes payable - related party from $107,000 for the year ended December 31, 2018 to $0 for the six months ended June 30, 2019.  All these decreases in total liabilities are atributable to the prior operations of the company prior to December 31, 2014 .

Cashflow from Operating Activities

 During the six months ended June 30, 2019 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29 th of August 2019.

DUKE MOUNTAIN RESOURCES, INC.
(the "Registrant")

BY:	/s/Jilian Cowie
Julienne Cowie
President, Principal Executive Officer,

3