Form 10-Q
period 2019-09-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-11-21
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 21, 2019, there were 52,180,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Duke Mountain Resources, Inc.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2019

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

Duke Mountain Resources, Inc..

Financial Statements
For the Fiscal Quarter Ended September 30, 2019

TABLE OF CONTENTS

Page
Consolidated Balance Sheets (unaudited)		F-1
Consolidated Statements of Operations (unaudited)		F-2
Consolidated Statements of Cash Flows (unaudited)		F-3
Consolidated Statements of Stockholder's Equity (Deficit)		F-4
Notes to the Financial Statements (unaudited)		F-5

F-1

Table of Content

Duke Mountain Resources, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$19,672	$37,434
Accounts payable and accrued expenses- related party	3,001	1,250
Notes payable- related party	-	107,000
Total current liabilities	22,673	145,684

Long term debt- related party	-	-

Total liabilities	22,673	145,684

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 76,000,000
shares authorized: 52,180,000 and 12,180,000 shares
issued and outstanding	52,180	12,180
Additional paid-in capital	491,603	519,820
Accumulated deficit	(566,456)	(677,684)
Total stockholders' equity (deficit)	(22,673)	(145,684)

Total liabilties and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administration	22,456	-	34,456	-
Total operating expenses	22,456	-	34,456	-

Loss from operations	(22,456)	-	(34,456)	-

Other income (expense)
Gain on debt forgiveness	-	-	150,197	-
Interest expense	-	(2,294)	(4,513)	(6,807)
Interest income	-	-	-	-
Total other income (expense)	-	(2,294)	145,684	(6,807)

Net loss	$(22,456)	$(2,294)	$111,228	$(6,807)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding	12,180,000	12,180,000	12,180,000	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the Nine Months Ended
September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTVITIES:

Net income (loss)	$111,228	$(6,807)
Adjustments to reconcile net loss to net
loss from operating activities
Gain on debt forgiveness	(150,197)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	24,185	6,807
Accounts payable and accrued expenses- related party	14,784	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:
Note receivable	-	-
Investment in mineral rights	-	-

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from notes payable- related party	-	-
Proceeds from private placement	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued for acquisition of Fostung Resources, Ltd.	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

6

Table of Content

Duke Mountain Resources, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	12,180,000	$12,180	$519,820	$(677,684)	$(145,684)

Net loss	-	-	-	(2,244)	(2,244)

Balance, March 31, 2019	12,180,000	12,180	519,820	(679,928)	(147,928)

Net income	-	-	-	135,928	135,928

Balance, June 30, 2019	12,180,000	12,180	519,820	(544,000)	(12,000)

Conversion of related party payables	40,000,000	40,000	(28,217)	-	11,783

Net loss	-	-	-	(22,456)	(22,456)

Balance, September 30, 2019	52,180,000	$52,180	$491,603	$(566,456)	$(22,673)

Balance, December 31, 2017	12,180,000	$12,180	$519,820	$(668,583)	$(136,583)

Net loss	-	-	-	(2,244)	(2,244)

Balance, March 31, 2018	12,180,000	$12,180	$519,820	$(670,827)	$(138,827)

Net loss	-	-	-	(2,269)	(2,269)

Balance, March 31, 2018	12,180,000	$12,180	$519,820	$(673,096)	$(141,096)

Net loss	-	-	-	(2,294)	(2,294)

Balance, September 30, 2018	12,180,000	$12,180	$519,820	$(675,390)	$(143,390)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY
Notes to Financial Statements
For the three and nine months ended September 30, 2019
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the period ended September 30, 2019 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $566,456 since inception. The Company has no assets, and a working capital deficiency.

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
Notes to Financial Statements
For the three and nine months ended September 30, 2019
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

Effective June 30, 2019, the legal custodian of the Company assumed and forgave the notes payable and related accrued interest of the Company.

 NOTE 6 – STOCKHOLDERS' EQUITY

 On August 2, 2019, the Company issued 40,000,000 shares of common stock to a Company controlled by the legal custodian of the Company to settle $11,783 in liabilities.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2019	2018

Current Assets	$-	$-
Current Liabilities	22,673	145,684
Working Capital (Deficit)	(22,673)	(145,684)

Cash Flows

	September 30,	December 31,
	2019	2018

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended Septemner 30, 2019 and 2018.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2019 were $22,456 compared with $0 for the three months ended September 30, 2018.  The increase in operating expenses for the three months ended September 30, 2019 is atribtable to an increase in general and adminstrative expenses from $0 for the three months ended June 30, 2018 to $22,456 for the three months ended September 30, 2019.
 Operating expenses for the nine months ended September 30, 2019 were $34,456, compared with $0 for the nine months ended September 30, 2018.  The increase in operating expenses for the nine months ended September 30, 2019 is atribtable to an increase in general and adminstrative expenses from $0 for the nine months ended September 30, 2018 to $34,456 for the nine months ended June 30, 2019.
 During the three months ended September 30, 2019, the Company recorded a net loss of $22,456, compared with net loss of $2,294 for the three months ended September 30, 2018.
 During the nine months ended September 30, 2019, the Company recorded a net income of $111,228, compared with net loss of $6,807 for the nine months ended September 30, 2018. The increase in income for the nine months ended September 30, 2019 is atribtable to an income increase due to gain on debt foregiveness from $0 for the nine months ended September 30, 2018 to $150,197 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

 As at September 30, 2019, the Company's cash balance was $0 compared to cash balance of $0 at September 30, 2018. As of September 30, 2019, the Company's total assets were $0 compared to total assets of $0 as at September 30, 2018.

 As of September 30, 2019, the Company had total liabilities of $22,673 compared with total liabilities of $145,684 as of December 31, 2018.  The decrease in total liabilities is attributed to a decreasee in Account payable and accrued expenses from $37,434 for the year ended December 31, 2018 to $19,672 for the nine months ended September 30, 2019, an increase in Account payable and accrued expenses - related party from $1,250 for the year ended December 31, 2018 to $3,001 for the nine months ended September 30, 2019, a decreasee in Notes payable - related party from $107,000 for the year ended December 31, 2018 to $0 for the nine months ended September 30, 2019 .

Cashflow from Operating Activities

 During the six months ended September 30, 2019 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2018.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2019 the Company received $0 cash from financing activities compared to $0 cash from financing activities for the nine months ended September 30, 2018.

Subsequent Developments

  None.

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

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st of November 2019.

DUKE MOUNTAIN RESOURCES, INC.
(the "Registrant")

BY:	/s/Jilian Cowie
Julienne Cowie
President, Principal Executive Officer,