Form 10-Q/A
period 2018-03-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-12-20
CIK 1379043

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 20, 2019 , there were 52,180,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Explanatory Note

   The purpose of this amendment to Duke Mountain Resources, Inc. Quarterly Report on Form 10-Q/A for the period ended march 31, 2018 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on August 29, 2019  is solely to correct a misstatement on the cover page consistent with the annual Report Form 10-K for the year ended December 31, 2018 filed on August 29, 2019, that the Registrant was a shell company when in fact the Registrant is not a shell company.

No other changes have been made to the Form 10-Q  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th of December 2019.

DUKE MOUNTAIN RESOURCES, INC.
(the "Registrant")

BY:	/s/Jilian Cowie
Julienne Cowie
President, Principal Executive Officer,

2