Form 10-Q
period 2019-11-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2019-12-23
CIK 1379043

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

Explanatory Note

   The purpose of this amendment to Duke Mountain Resources, Inc. Quarterly Report on Form 10-Q/A for the period ended September 30, 2019 ("Form 10-Q"), initially filed with the Securities and Exchange Commission on August 29, 2019  is solely to correct a misstatement on the cover page consistent with the annual Report Form 10-K for the year ended December 31, 2018 filed on August 29, 2019, that the Registrant was a shell company when in fact the Registrant is not a shell company.

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