Form 10-K
period 2019-12-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2020-04-17
CIK 1379043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DUKE MOUNTAIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Grand Boulevard, Unit 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (914) 290-4919

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 17, 2020, was $730,800.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.222,180,000 shares of common stock are outstanding as of April 17, 2020.

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

On January 25, 2020, Duke Mountain Resources, Inc. and Atlas Capital Partners, Inc. entered into a Share Purchase and Assignment of Debt Agreement.  Pursuant to that Agreement, Atlas Capital Partners, with the agreement of its creditor Emerald Coast Investments, Inc., was sold to Duke Mountain Resources.  In return for such sale, Duke Mountain agreed to pay off all of the debt Atlas Capital Partners owed to Emerald Coast Investments.

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

OUR BUSINESS
On January 25, 2020 entered into an investment into the sports entertainment market of mixed martial arts as the lead investor of Xtreme Fighting Championships, Inc.(“XFC”). XFC is a premier international mixed martial arts (“MMA”) organization based in Destin Florida, with offices throughout the United States and South America.  We expect that XF’Cs first event will take place in the third quarter of 2020. XFC showcases both male and female fighters, advocates the development of young MMA fighters, and produces stadium fight cards in various locations in the United States, Europe and South America.  XFC has a new website at XFCMMA.net and will be announcing new partners in the near future.

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

FISCAL YEAR ENDED DECEMBER 31, 2019:	High	Low
December 31, 2019	$0.17		$0.17
September 30. 2019	$0.14		$0.14
June 30, 2019	$0.06		$0.06
March 31, 2019	$0.06		$0.06

FISCAL YEAR ENDED DECEMBER 31, 2018:
December 31, 2018	$0.35	`	0.35
September 30, 2018	$0.35		$0.35
June 30, 2018	$0.60		$0.60
March 31, 2018	$0.35		$0.35

SHAREHOLDERS OF RECORD

As of April 17, 2020, there were approximately 60 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of December 31, 2019, there were 202,180,000 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2019, the Registrant had the following sale of unregistered securities:

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

Overview

   Duke Mountain Resources, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on May 3, 2006.  The purpose of the Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced a planned principal operations.  The Company has a December 31 year end.  As of December 31, 2019, the issued and outstanding shares of common stock totaled 202,180,000.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2018	2017

Current Assets	$-	$-
Current Liabilities	37,096	145,684
Working Capital (Deficit)	(37,096)	(145,684)

Cash Flows

	December 31,	December 31,
	2018	2017

Cash Flows from (used in) Operating Activities	$-	$(9,101)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	)9,101)

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

REVENUES

We have generated revenues of $0 and $0 for the years ended December 31, 2019 and 2018.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended December 31, 2018 were $0 compared with $20,598,879 for the year ended December 31, 2019.  These expense for the year ended December 31, 2019 were attributable primarily to an increase in shares issued for services and an increase in legal and accounting expenses.

During the year ended December 31, 2019, the Company recorded a net loss of $20,453,195, compared with net loss of ($9,101) for the year ended December 31, 2018.  The loss for the year ended December 31, 2019 were as a result of shares issued for services of $20,550,000 during the year.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2019, the Company's cash balance was $0 compared to cash balance of $0 as at December 31, 2018. As of December 31, 2019, the Company's total assets were $0 compared to total assets of $0 as at December 31, 2018.

As of December 31, 2018, the Company had total liabilities of $37,096 compared with total liabilities of $145,584 as at December 31, 2017.   The decrease in total liabilities is atributed primarily due to the decrease in notes payable to related party of $107,000 for the year ended December 31, 2018 to $0 for the year ended December 31, 2019.

As of December 31, 2019, the Company has a working capital of ($37,096) compared with working capital of ($145,684) at December 31, 2018.

Cashflow from Operating Activities

During the year ended December 31, 2019 the Company used $0 of cash for operating activities compared to ($9,101) of cash used by operating activities during the year end December 31, 2018.

Cashflow from Financing Activities

During the years ended December 31, 2019 the Company's net cash provided by financing activity was $0 compared to $0 cash provided by financing for year ended December 2018.

Subsequent Developments

On January 23, 2020, Friction & Heat, LLC, the majority shareholder of Duke Mountain Resources, Inc. ("Company") entered into an agreement to sell Mr. Smith 190,000,000 shares of the Company's common stock, which is the control block of the Company.

On January 30, 2020, the Company entered into a Securities Purchase Agreement to acquire 800,000,000 shares of Xtreme Fighting Championships, Inc. in exchange for $10,000 at the signing of the agreement and $100,000 at the closing of the transaction.  The transaction has not yet closed.

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
DECEMBER 31, 2018 AND 2019

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of Duke Mountain Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Mountain Resources, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company’s has no operations, a lack of revenues and an accumulated deficit since inception.  These conditions raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these consolidated financial statements. Management’s plans are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ
April 17, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Duke Mountain Resources, Inc.
Consolidated Balance Sheets
December 31,

	2019	2018
ASSETS
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$20,226	$37,434
Accounts payable and accrued expenses - related party	16,870	1,250
Notes payable - related party	-	107,000
Total current liabilities	37,096	145,684

Long term debt - related party	-	-

Total liabilities	37,096	145,684

Stockholders' deficit
Common stock - $0.001 par value, 500,000,000 shares authorized, 202,180,000 and 12,180,000 shares issued and outstanding as of December 31, 2019 and 2018	202,180	12,180
Additional paid-in capital	20,891,603	519,820
Accumulated deficit	(21,130,879)	(677,684)
Total stockholders' deficit	(37,096)	(145,684)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Operations
For the Year Ended December 31,

	2019	2018

Revenues	$-	$-

Operating expenses	20,598,879	-

Operating income (loss)	(20,598,879)	-

Other income (expense)
Gain on debt forgiveness	150,197	-
Interest expense	(4,513)	(9,101)
Total other income (expense)	145,684	(9,101)

Net loss	$(20,453,195)	$(9,101)

Net loss per share - basic and diluted	$(0.80)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	25,659,452	12,180,000

See accompanying notes to consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statements of Cash Flows
For the Year Ended

	2019	2018

Cash flows from operating activities:
Net loss	$(20,453,195)	$(9,101)
Adjustments to reconcile net income (loss) to net
loss from operating activities
Gain on debt forgiveness	(150,197)	-
Shares issued for services	20,550,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	37,772
Accounts payable and accrued expenses- related party	15,620	-
Net cash used in operating activities	-	(9,101)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	(9,101)
Cash at beginning of period	-	-
Cash at end of period	$-	$(9,101)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

Duke Mountain Resources, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
December 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	12,180,000	$12,180.00	$519,820	$(668,583)	$(136,583)

Net loss	-	-	-	(9,101)	(9,101)
Balance at December 31, 2018	12,180,000	12,180	519,820	(677,684)	(145,684)

Convertible of related party debt	40,000,000	40,000	(28,217)	-	11,783
Shares issued for services	150,000,000	150,000	20,400,000	-	20,550,000
Net loss	-	-	-	(20,453,195)	(20,453,195)
Balance at December 31, 2019	202,180,000	$202,180	$20,891,603	$(21,130,879)	$(37,096)

See accompanying notes to consolidated financial statements.

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018

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

Going Concern

The Company has no operations, has not generated any revenues and has incurred an accumulated deficit of $21,130,879 since inception. The Company incurred a net loss of $20,453,195 and $9,101 for the year ended December 31, 2019 and 2018, respectively.  The Company faces all the risks common to companies in their early stages of development including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. Continuation as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. For the years ended December 31, 2019 and 2018, the Company’s warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company’s losses during those periods.

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

NOTE 2 - INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31, 2019	December 31, 2018
Net operating loss carry forwards	$90,510	$110,880
Change in tax rate	-	-
Impairment of assets	31,500	31,500
Valuation allowance	(122,010)	(142,380)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	December 31, 2019	December 31, 2018
Tax benefit at statutory rates	$90,510	$(1,890)
Net operating loss carryforward	(90,510)	-
Change in valuation allowance	-	1,890
Provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $431,000 as of December 31, 2019 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2019 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 3 – NOTES PAYABLE

On December 31, 2013, the Company entered into a Stock Purchase agreement with a related party pursuant to which the Company purchased 100% of the issued and outstanding shares of Fostung Resources, Ltd. for a promissory note in the amount of $80,000. The Promissory Note bears an annual interest rate of 4%, which is compounded annually and had a maturity date of December 31, 2015.

DUKE MOUNTAIN RESOURCES, INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018

NOTE 3 – NOTES PAYABLE (Continued)

On March 17, 2014, the Company signed a promissory note for $27,000 with a related party.  The note bears an interest rate of 7% and had a maturity date of March 17, 2016.

Effective June 30, 2019, the legal custodian of the Company assumed and forgave the notes payable and related accrued interest of the Company.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On August 2, 2019, the Company issued 40,000,000 shares of common stock to a Company controlled by the legal custodian of the Company to settle $11,783 in liabilities.

On December 19, 2019. the Company issued 150,000,000 shares of common stock to a company comtrolled by the legal custodian of the Company for services.

NOTE 5 – SUBSEQUENT EVENTS

On January 23, 2020, Friction & Heat, LLC, the majority shareholder of Duke Mountain Resources, Inc. ("Company") entered into an agreement to sell Mr. Smith 190,000,000 shares of the Company's common stock, which is the control block of the Company.

On January 30, 2020, the Company entered into a Securities Purchase Agreement to acquire 800,000,000 shares of Xtreme Fighting Championships, Inc. in exchange for $10,000 at the signing of the agreement and $100,000 at the closing of the transaction.  The transaction has not yet closed.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2017 and/or December 31, 2018 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

Steve A. Smith, Jr.	45	Chief Executive & Chief Financial Officer and Director	2019

Steve A. Smith, Jr., Chief Executive, Chief Financial Officer and the Director of the Company has 23 years of executive marketing experience and has held significant marketing positions while working with Fortune 100 companies.  Mr. Smith has accepted his appointment as President and Director to the Company. Steve has worked for more than 17 years in the media business in senior management. Steve has spent more than a decade in key VP/Director roles at high profile companies including Discovery Communications & World Wrestling Entertainment. His account experience extends across more than 500 clients, which includes deep relationships within all of the movie & entertainment industries. Having worked with high profile media assets within Television, Print, Digital, Outdoor & Events, Steve has unparalleled knowledge of creative marketing tactics. Steve brings his leadership experience with leading dynamic teams to profitability.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position

Steve A. Smith, Jr.	$0	As Chief Executive & Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Steve A, Smith, Jr.	2019	$0	$0	$0	$0	$0	$0	$0	$0
(Chief Executive & Chief Financial Officer and Director	2018	$0	$0	$0	$0	$0	$0	$0	$0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of December 31, 2019 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED

Steve A. Smith, Jr.	Common	0 (1)	0%
495 Grand Boulevard, Unit 206
Miramar Beach, FL 32550

All Directors and officers as a group (1 member)	Common	0	0%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

(1)  On January 23, 2020, Friction & Heat, LLC, the majority shareholder of the Company.entered into an agreement to sell Mr. Steve A. Smith, Jr.,190,000,000 shares of the Company's common stock, which is the control block of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2019	2018
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2020.

DUKE MOUNTAIN RESOURCES, INC.

By:	/s/ Steve A. Smith, Jr.
Steve A, Smith, Jr.
Chief Executive Officer
(Principal executive officer)