Form 10-Q
period 2020-03-31
DUKE MOUNTAIN RESOURCES, INC.
filed 2020-05-21
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-140177

DUKE MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

495 Grand Boulevard, /unit 206
Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 202,180,000 shares of common stock as of May 21, 2020.

PART 1 FINANCIAL STATEMENTS

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2020

C O N T E N T S

Duke Mountain Resources, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 20,226	$ 20,226
Accounts payable and accrued expenses 0 related party	17,070	16,870
Total current liabilities	37,296	37,096

Stockholders' Equity (Deficit)
Common stock- $0.001 par value, 500,000,000
Shares authorized; 202,180,000 shares
Issued and outstanding	202,180	202,180
Additional paid-in capital	20,891,603	20,891,603
Accumulated deficit	(21,131,079)	(21,130,879)
Total stockholders' deficit	(37,296)	(37,096)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2020	2019

Revenues	$ -	$ -

Operating expenses:
General and administrative	200	-
Total operating expenses	200	-

Loss from operations	(200)	-

Other income (expense)
Interest expense	-	(2,244)
Interest income	-	-
Total other expense	-	(2.244)

Net loss	$ (200)	$ -(2,244)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	202,180,000	12,180,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Duke Mountain Resources, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended
March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (200)	$ (2,244)
Adjustments to reconcile net loss to net
loss from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	-	2,244
Accounts payable and accrued expenses- related party	200	-

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTVITIES:

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:

Net Proceeds from private placement	-	-

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Duke Mountain Resources, Inc. and Subsidiary
Consolidated Statements of Stockholders' Deficit
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	202,180,000	$202,180	$ 20,891,603	$ (21,130,879)	$ (37,096)

Net loss	-	-	-	(200)	(200)

Balance, March 31, 2020	202,180,000	$202,180	$ 20,891,603	$ (21,131,079)	$ (37,296)

Balance, December 31, 2018	12,180,000	$ 12,180	$ 519,820	$ (677,684)	$ (145,684)

Net loss	-	-	-	(2,244)	(2,244)

Balance, March 31, 2019	12,180,000	$ 12,180	$ 519,820	$ (679,928)	$ (147,928)

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the period ended March 31, 2020 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $21,131,079 since inception. The Company has no assets, a working capital deficiency and incurred a net loss during the three months ended March 31, 2020.

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

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - INCOME TAXES

Net deferred tax assets consist of the following components:

	March 31, 2020	December 31, 2019
Net operating loss carry forwards	$90,510	$90,510

Change in tax rate		-
Impairment of assets	31,500	31,500
Valuation allowance	(122,010)	(122,010)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	March 31, 2020	March 31, 2019
Tax benefit at statutory rates	$(42)	$(471)
Net operating loss carryforward		-
Change in valuation allowance	42	471
Provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $431,000 as of March 31, 2020 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2019 remain open to examination by federal tax authorities and other tax jurisdictions.

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

DUKE MOUNTAIN RESOURCES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

On January 23, 2020, Friction & Heat, LLC, the majority shareholder of the Company entered into an agreement to sell Mr. Smith 190,000,000 shares of the Company's common stock, which is the control block of the Company.

On January 30, 2020, the Company entered into a Securities Purchase Agreement to acquire 800,000,000 shares of Xtreme Fighting Championships, Inc. in exchange for $10,000 at the signing of the agreement and $100,000 at the closing of the transaction.  The transaction has not yet closed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2020	2019

Current Assets	$ -	$ -
Current Liabilities	37,296	37,096
Working Capital (Deficit)	$(37,296)	$(37,096)

Cash Flows

	March 31,	March 31,
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2020 were $200.00 compared with $0 for the three months ended March 31, 2019.  Operating expenses for the three months ended March 31, 2020 consisted of general and administrative expenses of $200.00 compared to $0 for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company recorded a net loss of ($200.00) compared with net loss of $2,244.00 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As at March 31, 2020, the Company's cash balance was $0 compared to cash balance of $0 at March 31, 2019. As of March 31, 2020, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2019.

As of March 31, 2020, the Company had total liabilities of $37,296.00 compared with total liabilities of $37,096.00 as at March 31, 2019.  Liabilities for the three months ended March 31, 2020 consisted of accounts payable and accrued expenses of $20,226.00 compared to $20,226.00 for the three months ended March 31, 2019;and accounts payable and accrued expenses – related party of $17,070.00 compared to $16,870.00 for the three months ended March 31, 2019.

Cashflow from Operating Activities

During the three months ended March 31, 2020 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended March 31, 2019.

Cashflow from Financing Activities

During the three months ended March 31, 2020 the Company received cash from financing activities of $0 as compared to $0 for the three months ended March 31, 2019.

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

Future Financing

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2020	Duke Mountain Resources, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: May 21, 2020	Duke Mountain Resources, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer