Form 10-Q
period 2020-06-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2020-08-26
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-140177

XTREME FIGHTING CHAMPIONSHIPS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

495 Grand Boulevard, /unit 206
Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip Code)

Duke Mountain Resources, Inc. (Former name if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,219,413 shares of common stock as of August 25, 2020.

PART 1 FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC.

(FORMERLY DUKE MOUNTAIN RESOURCES, INC.)

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2020

C O N T E N T S

Xtreme Fighting Championships, Inc.
(formerly Duke Mountain Resources, Inc.)
Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 26,914	$ -
Total current assets	26,914	-

Intangible assets- net	22,571,692	-

Total assets	$ 22,598,606	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 20,726	$ 20,226
Accounts payable and accrued expenses 0 related party	17,070	16,870
Unearned revenue	46,355
Total current liabilities	84,151	37,096

Total liabilities	84,151	37,096

Stockholders' Equity (Deficit)
Preferred stock- $0.001 par value, 2 shares authorized
Shares authorized 2 and 0 shares issued and
Outstanding, respectively	1	-
Common stock- $0.001 par value, 500,000,000
Shares authorized; 52,219,413 shares at June 30, 2020 and
202,180,000 shares at December 31, 2019 issued and outstanding	52,219	202,180
Additional paid-in capital	48,895,173	20,891,603
Accumulated deficit	(26,432,938)	(21,130,879)
Total stockholders' deficit	22,514,455	(37,096)

Total liabilities and stockholders' deficit	$ 22,598,606	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Xtreme Fighting Championships, Inc.
(formerly Duke Mountain Resources, Inc.)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administration	4,723,098	12,000	4,723,298	12,000
Amortization expense	578,761		578,761
Total operating expenses	5,301,859	12,000	5.302,059	12,000

Loss from operations	(5,301,859)	(12,000)	(5.302,059)	(12,000)

Other income (expense)
Gain on debt forgiveness	-	150,197	-	150,197
Interest expense	-	(2,269)	-	(4,513)
Interest income	-	-	-	-
Total other income (expense)	-	147,928	-	145,684

Net income (loss)	$(5,301,859)	$ 135,928	$(5.302,059)	$ 133,684

Net loss per share (basic and diluted)	$ (0.03)	$ 0.01	$ (0.03)	$ 0.01

Weighted average shares outstanding	182,953,184	12,180,000	192,566,592	12,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Xtreme Fighting Championships, Inc.
(formerly Duke Mountain Resources, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$ (5,302,059)	$ 133,684
Adjustments to reconcile net loss to net
loss from operating activities
Gain on debt forgiveness		(150,197)
Stock based compensation	4,703,157
Amortization expense	578,761
Changes in operating assets and liabilities
Accounts payable and accrued expenses	500	4,513
Accounts payable and accrued expenses- related party	200	12,000
Unearned revenue	46,355	-

Net Cash Used in Operating Activities	26,914	-

CASH FLOWS FROM INVESTING ACTVITIES:

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:

Net Proceeds from private placement	-	-

Increase (decrease) in cash	26,914	-

Cash, beginning of period	-	-

Cash, end of period	26,914	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

SUPPLEMENTAL NON-CASH FINANCIAL ACTIVITIES:
Share issued for acquisition of intangible assets	$ 23,150,453

Xtreme Fighting Championships, Inc.
(formerly Duke Mountain Resources, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	-	202,180,000	$ 202,180	$20,891,603	$(21,130,879)	$ (37,096)

Net loss	-	-	-	-	-	(200)	(200)

Balance, March 31, 2020	-	-	202,180,000	202,180	20,891,603	(21,131,079)	(37,296)

Change in Control	2	1	(170,000,000)	(170,000)	169,999	-	-

Shares issued for acquisition of assets of Xtreme Fighting Championships, Inc.	-	-	16,655,002	16,655	23,133,798	-	23,150,453

Shares issued for services	-	-	3,384,411	3,384	4,699,773	-	4,703,157

Net loss	-	-	-	-	-	(5,301,859)	(5,301,859)

Balance, June 30, 2020	2	1	52,219,413	$ 52,219	$48,895,173	$(26,432,938)	$22,514,455

Balance, December 31, 2018	-	-	12,180,000	$ 12,180	$ 519,820	$ (677,684)	$(145,684)

Net loss	-	-	-	-	-	(2,244)	(2,244)

Balance, March 31, 2019	-	-	12,180,000	12,180	519,820	(679,928)	(147,928)

Net income	-	-	-	-	-	135,928	135,928

Balance, June 30, 2019	-	$ -	12,180,000	$ 12,180	$ 519,820	$ (544,000)	$ (12,000)
The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

(formerly Duke Mountain Resources, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

Extreme Fighting Championships, Inc., formerly Duke Mountain Resources, Inc. (the “Company”), a Nevada corporation, was formed on May 3, 2006 and has an authorized capital of 76,000,000 shares of common stock, par value of $0.001 per share.

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

Duke Mountain Resources, Inc., together with its wholly owned subsidiaries, were an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.  In 2014, the Company ceased operations is currently a non-operating shell company.

In the second quarter of 2020, the Company had a change of control. In connection with the change in control, the Company acquired the rights to Xtreme Fighting Championships, Inc., the largest independent mixed martial arts organization in the world.  On July 3, 2020, the Company changed its’ name to Xtreme Fighting Championships, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the period ended June 30, 2020 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues and has incurred an accumulated deficit of $26,432,938 since inception. The Company has no assets, a working capital deficiency and incurred a net loss during the three months ended June 30, 2020.

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

(formerly Duke Mountain Resources, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2020

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

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Stock based compensation

The Company follows ASC 718 in accounting for its stock-based compensation to employees. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price of the Company’s common stock as of the date in which the obligation for payment of service is incurred.

The Company accounts for transactions in which service are received from non-employees in exchange for equity instruments based on the fair value of the equity instrument exchanged in accordance with ASC 505-50.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

(formerly Duke Mountain Resources, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

The Company’s management reviewed all material events through the date the financial statements were issued for subsequent event disclosure consideration.

NOTE 4 - INCOME TAXES

Net deferred tax assets consist of the following components:

	June 30, 2020	December 31, 2019
Net operating loss carry forwards	$297,327	$90,510

Change in tax rate		-
Impairment of assets	31,500	31,500
Valuation allowance	(328,827)	(122,010)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	June 30, 2020	June 30, 2019
Tax benefit at statutory rates	$(206,796)	$(471)
Net operating loss carryforward		-
Change in valuation allowance	206,796	471
Provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $1,416,000 as of June 30, 2020 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax loss carry forwards begin to expire in 2027. The fiscal years 2008 through 2019 remain open to examination by federal tax authorities and other tax jurisdictions.

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

(formerly Duke Mountain Resources, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized and issued 2 shares of Series AA Convertible Preferred Stock.  These shares have a liquidation preference to common stock equal to $0.125 per share.  Each share of Series AA Convertible Preferred Stock shall be convertible, at the option of the holder, into an amount equal to 40% of the Company’s fully paid and non-assessable shares of Common Stock.  The holders of Series AA Preferred Stock shall have voting rights equal 40% of the Company’s fully paid and non-assessable shares of Common Stock.

Common Stock

The following summarizes the activity of the Company’s common stock for the six months ended June 30, 2020:

On January 23, 2020, Friction & Heat, LLC, the majority shareholder of the Company entered into an agreement to sell Mr. Smith 190,000,000 shares of the Company's common stock, which is the control block of the Company.  As part of the change in control, 170,000,000 shares of the Company’s common stock were returned to Treasury and Mr. Smith was issued 2 shares of Series AA Convertible Preferred Stock.

On May 10, 2020 the Company issued 16,655,002 shares of common stock for the acquisition of the assets of Xtreme Fighting Championships, Inc. (See Note 7).

During the six months ended June 30, 2020, the Company issued 3,384,411 shares of common stock at prices ranging from $1.15 to $1.49 per share for services, totaling $4,703,157.

NOTE 7 – ACQUISITION OF ASSETS OF XTREME FIGHTING CHAMPIONSHIPS, INC.

On May 10, 2020, the Company acquired intellectual property assets of Xtreme Fighting Championships, Inc.  These assets included the video library, marketing and advertising materials, trade names, internet domains and trade secrets.  The Company issued 16,655,002 shares of common stock, valued at $23,150,453, for intellectual property assets.  The following summarizes the intangible assets:

Intangible assets	$ 23,150,453
Less accumulated amortization	(578,761)
$ 22,571,692

The estimated remaining useful life is 4.86 years.  Estimated future amortization is as follows:

Year 1	$ 4,630,091
Year 2	4,630,091
Year 3	4,630,091
Year 4	4,630,091
Year 5	4,051,328
$ 22,571,692

XTREME FIGHTING CHAMPIONSHIPS, INC.

(formerly Duke Mountain Resources, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 8 – UNEARNED REVENUE

Unearned revenues represent sponsorships received for future tournaments.  The tournaments are scheduled for the fall of 2020.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has received notice from an individual asserting to be a former investor in Xtreme Fighting Championships, Inc.  The Company believes this assertion is without merit.

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

Overview

Xtreme Fighting Championships, Inc., formerly Duke Mountain Resources, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on May 3, 2006.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2019.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2020	2019

Current Assets	$ 26,914	$ -
Current Liabilities	84,151	37,096
Working Capital (Deficit)	$(57,237)	$(37,096)

Cash Flows

	June 30,	June 30,
	2020	2019

Cash Flows from (used in) Operating Activities	$26,914	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$26,914	$-

Operating Revenues

We have generated revenues of $0 for the three months ended June 30, 2020 and $0 for the three months ended June 30, 2019. We have generated revenues of $0 for the six months ended June 30, 2020 and $0 for the six months ended June 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2020 were $5,301,859 compared with $12,000 for the three months ended June 30, 2019.  Operating expenses for the three months ended June 30, 2020 consisted of general and administrative expenses of $4,723,098 for the three months ended June 30, 2020 compared to $12,000 for the three months ended June 30, 2019 and amortization expenses of $578,761 for the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2019.

Operating expenses for the six months ended June 30, 2020 were $5,302,059 compared with $12,000 for the six months ended June 30, 2019.  Operating expenses for the six months ended June 30, 2020 consisted of general and administrative expenses of $4,723,298 for the six months ended June 30, 2020 compared to $12,000 for the six months ended June 30, 2019 and amortization expenses of $578,761 for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019.

Other income (expense) for the three months ended June 30, 2020 were $0 compared with $147,928 for the three months ended June 30, 2019.  Other income (expense) for the three months ended June 30, 2020 consisted of debt forgiveness of $0 compared to $150,197 for the three months ended June 30, 2019 and interest expense of $0 compared to ($2,269) for the three months ended June 30, 2019.

Other income (expense) for the six months ended June 30, 2020 were $0 compared with $145,684 for the six months ended June 30, 2019.  Other income (expense) for the six months ended June 30, 2020 consisted of debt forgiveness of $0 compared to $150,197 for the six months ended June 30, 2019 and interest expense of $0 compared to ($4,513) for the six months ended June 30, 2019.

During the three months ended June 30, 2020, the Company recorded a net loss of ($5,301,859) compared with net gain of $135,928 for the three months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recorded a net loss of ($5,302,059) compared with net gain of $133,684 for the three months ended June 30, 2019.

Liquidity and Capital Resources

As at June 30, 2020, the Company's cash balance was $26,914 compared to cash balance of $0 at June 30, 2019. As of June 30, 2020, the Company's total assets were $22,598,606 compared to total assets of $0 as at June 30, 2019.

As of June 30, 2020, the Company had total liabilities of $84,151 compared with total liabilities of $37,096.00 as at June 30, 2019.  Liabilities for the six months ended June 30, 2020 consisted of accounts payable and accrued expenses of $20,226.00 compared to $20,226.00 for the year ended December 31, 2019; accounts payable and accrued expenses – related party of $17,070.00 compared to $16,870.00 for the year ended December 31, 2019; and unearned revenues of $46,355 compared to $0 for the year ended December 31, 2019.

Cashflow from Operating Activities

During the three months ended June 30, 2020 the Company used $26,914 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended June 30, 2019.

Cashflow from Financing Activities

During the six months ended June 30, 2020 the Company received cash from financing activities of $0 as compared to $0 for the six months ended June 30, 2019.

Subsequent Developments

In the second quarter of 2020, the Company had a change of control. In connection with the change in control, the Company acquired the rights to Xtreme Fighting Championships, Inc., the largest independent mixed martial arts organization in the world.  On July 3, 2020, the Company changed its’ name to Xtreme Fighting Championships, Inc.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 10.1	Certificate of Amendment to Articles of Incorporation dated July 13, 2020 as filed with State of Nevada

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2020	Xtreme Fighting Championships, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: August 25, 2020	Xtreme Fighting Championships, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer