Form 10-Q
period 2020-09-30
DUKE MOUNTAIN RESOURCES, INC.
filed 2020-12-09
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 333-140177

XTREME FIGHTING CHAMPIONSHIPS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Grand Boulevard, Unit 206 Miramar Beach, FL	32550
(Address of principal executive offices	(Zip Code)

(914) 290-4919

Registrant’s telephone number, including area code

Duke Mountain Resources, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,”

“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 4, 2020
Common Stock, $0.0001 par value	99,244,216

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

The Company’s unaudited financial statements for the nine months ended September 30, 2020 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$79,876	$—
Deposits	50,000	—
Total current assets	129,876	—

Property and equipment, net	14,000	—
Right of use	—	—
Intangible assets, net	21,414,169	—

Total assets	$21,558,045	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$21,026	$20,226
Convertible debt, net of discount	210,000	—
Related party payable	17,070	16,870
Stock subscription payable	49,965	—
Unearned revenue	46,355	—
Total current liabilities	344,416	37,096

Total Liabilities	344,416	37,096

Stockholders’ Equity:
Preferred Stock, ($0.001 par value; 2 shares authorized, 2 and 0 shares issued and outstanding, respectively)	1	—
Common stock, ($0.0001 par value; 500,000,000 shares authorized, 73,859,453 shares issued and outstanding as of September 30, 2020 and 202,180,000 outstanding at December 31, 2019, respectively)	73,859	202,180
Additional paid-in capital	50,638,533	20,891,603
Accumulated (deficit)	(29,498,764)	(21,130,879)
Total stockholders’ equity	21,213,629	(37,096)

Total liabilities and stockholders’ equity	$21,558,045	$—

See the accompanying notes to the unaudited consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	42,262	22,456	4,765,560	34,456
Professional fees	366,041	—	366,041	—
Amortization	1,157,523	—	1,736,284	—
Total operating expenses	1,565,826	22,456	6,867,885	34,456

Loss from operations	(1,565,826)	(22,456)	(6,867,885)	(34,456)

Other income (expense)
Gain on debt extinguishment	—	—	—	150,197
Interest expense	(1,500,000)	—	(1,500,000)	(4,513)
Total other income (expense)	(1,500,000)	—	(1,500,000)	145,684

Net loss	$(3,065,826)	$(22,456)	$(8,367,885)	$111,228

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Weighted number of common shares outstanding – basic & diluted	64,248,570	12,180,000	145,442,722	12,180,000
Basic and diluted net (loss) per share	$(0.05)	$(0.00)	$(0.06)	$0.01

See the accompanying notes to the unaudited consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred				Additional
	Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	—	—	202,180,000	$202,180	$20,891,603	$(21,130,879)	$(37,096)

Net loss	—	—	—	—	—	(200)	(200)

Balance, March 31, 2020	—	—	202,180,000	202,180	20,891,603	(21,131,079)	(37,296)

Change in Control	2	1	(170,000,000)	(170,000)	169,999	—	—
Shares issued for acquisition of assets of Xtreme Fighting Championships, Inc.	—	—	16,655,002	16,655	23,133,798	—	23,150,453
Shares issued for services	—	—	3,384,411	3,384	4,699,773	—	4,703,157

Net loss	—	—	—	—	—	(5,301,859)	(5,301,859)

Balance, June 30, 2020	2	1	52,219,413	$52,219	$48,895,173	$(26,432,938)	$22,514,455

Shares reissued from previous cancellation	—	—	16,640,040	16,640	(16,640)	—	—
Shares issued for cash received			5,000,000	5,000	1,760,000	—	1,765,000
Net loss	—	—	—	—	—	(3,065,826)	(3,065,826)

Balance, September 30, 2020	2	1	73,859,453	$73,859	$50,638,533	$(29,498,764)	$21,213,629

Balance, December 31, 2018	—	—	12,180,000	$12,180	$519,820	$(677,684)	$(145,684)

Net loss	—	—	—	—	—	(2,244)	(2,244)

Balance, March 31, 2019	—	—	12,180,000	12,180	519,820	(679,928)	(147,928)

Net income	—	—	—	—	—	135,928	135,928

Balance, June 30, 2019	—	$—	12,180,000	$12,180	$519,820	$(544,000)	$(12,000)

Net income	—	—	—	—	—	(22,456)	(22,456)

Balance, September 30, 2019	—	$—	12,180,000	$12,180	$519,820	$(566,456)	$(34,456)

See accompanying notes to unaudited consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,367,885)	$111,228
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	1,736,284	—
Stock based compensation	4,703,157	—
Fair value of stock issued for cash	1,500,000	—
Gain on debt extinguishment	—	(150,197)
Change in operating assets and liabilities:
Deposits	(50,000)	—
Accounts payable and accrued liabilities	800	24,185
Unearned revenue	46,355	—
Accounts payable and accrued liabilities – related party	200	14,784
Net cash used in operating activities	(431,089)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,000)	—
Net cash used in investing activities	(14,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock purchased	324,965	—
Proceeds from convertible debt	200,000
Net cash provided by financing activities	524,965	—

Net increase (decrease) in cash	79,876	—
Cash beginning of period	—	—
Cash end of period	$79,876	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$—	$—

Non-cash adjustments during the period for
Beneficial conversion feature on stock issued	$1,500,000	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the nine months ending September 30, 2020, are not necessarily indicative of the results for the remainder of the fiscal year. The consolidated financial statements as of December 31, 2019, have been audited by an independent registered public accounting firm. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of Xtreme Fighting Championships, Inc. F/K/A/ Duke Mountain Resources Inc. (the “Company”) for the year ended December 31, 2019, which are contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2020. The consolidated balance sheet as of December 31, 2019 was derived from those financial statements.

Description of Business

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

Duke Mountain Resources, Inc., together with its wholly-owned subsidiaries, were an exploration stage company focused on the acquisition, exploration, and development of gold, silver and base metal properties.  In 2014, the Company ceased operations.

In the second quarter of 2020, the Company had a change of control. In connection with the change in control, the Company acquired the rights to Xtreme Fighting Championships, Inc., the largest independent mixed martial arts organization in the world.  On July 3, 2020, the Company changed its’ name to Xtreme Fighting Championships, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and 2019, and for all periods presented herein, have been made.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Revenue Recognition and Unearned Revenue

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

Intangible Assets

Intangible assets include customer contracts purchased and recorded based on the cost to acquire them. These assets are amortized over 5 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Goodwill and other Intangible Assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
●	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Venue equipment	3

 Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2020 and September 30, 2019, respectively.

Accounting for Derivative Instruments

Derivatives are required to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Earnings per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. In periods where the Company has a net loss, all dilutive securities are excluded.

Related Party Transactions

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2020, the Company had an accumulated deficit of $29,498,764, negative working capital of $214,540 and net loss of $6,867,885 during the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DEPOSITS

At September 30, 2020 and December 31, 2019, deposits consisted of the following:

	September 30, 2020	December 31, 2019
Deposits	$50,000	$-
	-	-
Total	$50,000	$-

NOTE 4 – PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment, net of fully depreciated assets, consisted of the following:

	September 30, 2020	December 31, 2019
Venue equipment	$14,000	$-

Less accumulated depreciation	-	-

Total	$14,000	$-

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0 and $0, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 were $0 and $0, respectively.

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

NOTE 6 – ACQUISITION OF ASSETS OF XTREME FIGHTING CHAMPIONSHIPS, INC.

On May 10, 2020, the Company acquired intellectual property assets of Xtreme Fighting Championships, Inc.  These assets included the video library, marketing and advertising materials, trade names, internet domains and trade secrets.  The Company issued 16,655,002 shares of common stock, valued at $23,150,453, for intellectual property assets.  The following summarizes the intangible assets:

Intangible assets	$23,150,453
Less accumulated amortization	(1,736,284)
$21,414,169

The estimated remaining useful life is 4.61 years.  Estimated future amortization is as follows:

Year 1	$4,630,091
Year 2	4,630,091
Year 3	4,630,091
Year 4	4,630,091
Year 5	2,893,805
$21,414,169

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

Common Stock

The following summarizes the activity of the Company’s common stock for the nine months ended September 30, 2020:

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

On May 10, 2020 the Company issued 16,655,002 shares of common stock for the acquisition of the assets of Xtreme Fighting Championships, Inc. (See Note 6).

On July 30, 2020 the Company issued 16,640,040 shares of common stock for the replace of an equal number of shares previous issued and then cancelled.

On September 15, the Company issued 5,000,000 shares of common stock for $275,000.

During the nine months ended September 30, 2020, the Company issued 3,384,411 shares of common stock at prices ranging from $1.15 to $1.49 per share for services, totaling $4,703,157.

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

The Company may incur significant delays and/or expenses in addition to, impairing its ability to secure additional financing, relating to the worldwide COVID-19 (coronavirus) pandemic. It is presently unknown whether and to what extent the Company’s supply chains may be affected if the pandemic persists for an extended period of time. The Company may incur significant delays or expenses relating to such events outside of its control, which could have a material adverse impact on its business, operating results and financial condition. The Company’s reliance on securing additional capital for its public company expenses may be impaired due to the effect on the U.S. financial markets. The inability to obtain appropriate financing, may affect its compliance requirements as a public company. The Company has been using its working capital from its operating subsidiaries, to support its public company expenses. The continued drain on its working capital have forced the Company to incur cutbacks, which may affect its future operating revenue as well as, its ability to continue operations.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable

On September 30, 2020, the Company entered into a Convertible Promissory Note with Harbor Gates Capital, LLC, ("HGC") issuing to HGC a convertible promissory note in the aggregate principal amount of $210,000 with a $10,000 original issue discount due to HGC. The note bears interest at 10% per annum and may be converted into common shares of the Company's common stock at a conversion price of $0.30. The Company also agreed to issue HGC 100,000 shares of common stock as an investment incentive.

The Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants include, among other things, certain limitations on the ability of the Company to: (i) pay dividends on its capital stock; (ii) make distributions in respect of its capital stock; (iii) acquire shares of capital stock; and, (iv) sell, lease or dispose of assets. Pursuant to the Agreement, the Holders are granted demand registration rights and pre-emptive rights as set forth in the Agreement. The Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, a majority of the Holders may accelerate the maturity of the Indebtedness.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of September 30, 2020, the accounts payable due to related party includes advances of $17,070.  During the three months ended September 30, 2020, the Company also paid $184,500 to Emerald Coast Investments which is owned by Jim Barnes, who serves as the Company’s counsel.

NOTE 12 - SUBSEQUENT EVENTS

On October 12, 2020, the Company issued an aggregate of 213,263 shares of common stock for services.

On October 19, 2020, the Company issued an aggregate of 24,000,000 shares of common stock for services.

On November 5, 2020, the Company issued an aggregate of 600,000 shares of common stock related to convertible notes.

On November 5, 2020, the Company issued an aggregate of 571,500 shares of common stock related to convertible notes.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

Operating Revenues

We have generated revenues of $0 for the three months ended September 30, 2020 and $0 for the three months ended September 30, 2019. We have generated revenues of $0 for the nine months ended September 30, 2020 and $0 for the nine months ended September 30, 2019.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2020 were $1,565,826 compared with $22,456 for the three months ended September 30, 2019.  Operating expenses for the three months ended September 30, 2020 consisted of general and administrative expenses of $42,262 for the three months ended September 30, 2020 compared to $22,456 for the three months ended September 30, 2019, professional fees of $366,041 for the three months ended September 30, 2020 compared to $0 for the three months ended September 30, 2019 and amortization expenses of $1,157,523 for the three months ended September 30, 2020 compared to $0 for the three months ended September 30, 2019.

Operating expenses for the nine months ended September 30, 2020 were $6,867,885 compared with $34,456 for the nine months ended September 30, 2019.  Operating expenses for the nine months ended September 30, 2020 consisted of general and administrative expenses of $4,765,560, of which $4,723,298 was for stock based compensation, for the nine months ended September 30, 2020 compared to $34,456 for the nine months ended September 30, 2019, professional fees of $366,041 for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019 and amortization expenses of $1,736,284 for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019.

Other income (expense) for the three months ended September 30, 2020 were $1,500,000 compared with $145,684 for the three months ended September 30, 2019.  Other income (expense) for the three months ended September 30, 2020 consisted of interest expense related to the issuance of common stock for cash of $1,500,000 compared to $0 for the three months ended September 30, 2019 and debt forgiveness of $0 compared to $150,197 for the three months ended September 30, 2019.

Other income (expense) for the nine months ended September 30, 2020 were $1,500,000 compared with $145,684 for the nine months ended September 30, 2019.  Other income (expense) for the nine months ended September 30, 2020 consisted of debt forgiveness of $0 compared to $150,197 for the nine months ended September 30, 2019 and interest expense of $1,500,000 compared to ($4,513) for the nine months ended September 30, 2019.

During the three months ended September 30, 2020, the Company recorded a net loss of $3,065,826 compared with net loss of $22,456 for the three months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company recorded a net loss of $8,367,885 compared with net gain of $111,228 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2020, we had a cash balance of $79,876. We have a negative working capital of $214,540 at September 30, 2020.

Our current assets at September 30, 2020 increased from December 31, 2019 and included cash and deposits.

Our current liabilities at September 30, 2020 increased 828% from December 31, 2019 and included our accounts payable, due to related party, convertible debt and unearned revenue in the ordinary course of our business.

At September 30, 2020, the Company had an accumulated deficit of $29,498,794, negative working capital of $214,540 and net loss of $8,367,885 during the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2020 amounted to $431,089 and were primarily attributable to our net loss of $8,367,885, total amortization expense of $1,736,284, stock based compensation of $4,703,157, fair value of stock issued of $1,500,000 and net change in assets and liabilities of $661, primarily attributable to a increase in deposits of $50,000, an increase in unearned revenue of $46,355, increase in accounts payable of $800 and an increase in related party accounts payable of $200.

Net cash flows used in operating activities for the nine months ended September 30, 2019 amounted to $0 and were primarily attributable to our net gain of $111,228, increase in accounts payable of $24,185 and an increase in related party accounts payable of $14,784.

Investing Activities

Net cash flows used in investing activities were $14,000 and $0, for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we purchased property and equipment of $14,000 and $0, respectively.

Financing Activities

Net cash flows provided by financing activities were $524,965 and $0, for the nine months ended September 30, 2020 and 2019, respectively. Net cash flows provided by financing activities were $524,965 for the nine months ended September 30, 2020 and were for proceeds from convertible notes payable of $200,000 and proceeds from note payable of $324,965.

Net cash flows provided by financing activities were $0 for the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

●	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

●	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

●

any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

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

Revenue Recognition and Unearned Revenue

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

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Venue equipment	3

 Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the periods ended September 30, 2020 and September 30, 2019, respectively.

 Fair value of financial instruments

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance. The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of the instruments.

Share-Based Payments

Compensation cost relating to share-based payment transactions are recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

EM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

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

Dated: December 7, 2020	Xtreme Fighting Championships, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: December 7, 2020	Xtreme Fighting Championships, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer

