Form 10-K
period 2020-12-31
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2021-09-20
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-140177

XTREME FIGHTING CHAMPIONSHIPS, INC

(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
495 Grand Boulevard, Unit 206 Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 290-4914

DUKE MOUNTAIN RESOURCES, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTCQB on June 30, 2021 was $14,199,083.

Note.  If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 20, 2021
Common Stock, $0.001 par value	120,595,979

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.  None

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA DUKE MOUNTAIN RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2020

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Xtreme Fighting Championships Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1. Business

Throughout this Form 10-K, Xtreme Fighting Championships Inc. are referred to as “Xtreme,” “XFC,” “the Company,” “we,” “our” or “us,”.

Xtreme Fighting Championships, Inc. is a sports entertainment and media company that is the second largest publicly traded Mixed Martial Arts (MMA) league, producing a wide range of live fighting events that are broadcast via traditional networks, pay-per-view and online.  Mixed Martial Arts is a full-contact combat sport based on striking, grappling and ground fighting incorporating techniques from a broad range of martial arts and combat sports around the world. MMA is the world’s third most popular sport, behind soccer and basketball, and there are approximately 451 million people interested in MMA, according to Nielsen Sports DNA.

XFC was established with a vision of seeking out, signing and branding a new generation of Mixed Martial Arts fighters.  The Company assembles the most exciting and well-rounded MMA fighters from around the world, to compete in all major weight classes for both men and women.

Our operations are organized around the following principal activities:

Live Events:

•We produce and promote live XFC fighting events featuring a variety of MMA fighters in all major weight classes for both men and women.  XFC Fighters include both veterans and the next generation of rising superstars who compete in Main Event matches held in the iconic XFC Hexagon.

Talent Development:

•We actively seek out new talent to establish the next generation of MMA fighters to provide our audiences with the exciting combat action for which XFC events have become known.  Our fighter-centric leadership team takes pride in discovering the next generation of rising superstars and providing them the resources and training required to maximize their success in the Hexagon.  A key element to the success of our talent development efforts surrounds our national and regional “Tryouts” which are held to identify the next generation of talent.  These events are designed to highlight the competitive elements of our events and allow fighters to rise through multiple levels of the tryout and tournament competitions.  New fighters that are identified at our tryouts are offered the chance to sign an exclusive agreement to compete in XFC events for a specified period of time.

Media:

•We are focused on broadcasting and promoting our events on a variety of traditional and internet media.  XFC events have been available though some of the largest media venues globally, including Terra TV, UOL and AXSTV/HDNet in the United States, Rede TV! in South Africa, and premium cable and satellite television network HBO.  Many of the events we hold are later rebroadcast over internet media, primarily YouTube, where we highlight our Tryouts.  In addition to broadcast platforms, we seek to maximize exposure of our events and fighters through internet and social media channels to promote engagement and interaction with our fighters.

Advertising and Sponsorships:

•We are in the early stages of developing our advertising and sponsorship programs that will extend from our live events to broadcast and social media content.  We believe our audiences represent a prime marketing demographic of young, action oriented, sports enthusiasts the would be attractive to a wide range of consumer products.  We intend to develop advertising and sponsorship packages to address the needs of such sponsors.

Merchandising:

•We plan to develop merchandise to promote our XFC brand among consumers and MMA sports enthusiasts.  XFC-branded merchandise may include apparel and accessories sold under licensing arrangements or direct to consumers on our website. Merchandising opportunities may extend to toys, video games, and other products in the future.

Xtreme Fighting Championships, Inc. is a corporation organized under the laws of the State of Nevada and was incorporated on May 3, 2006. Our authorized capital consists of 500,000,000 common shares, with a par value of $0.001 per share and 10,000,000 authorized preferred shares. As of September 1, 2021, we had 120,595,979 shares of common stock issued and outstanding.  Our headquarters and principal executive offices are located at 495 Grand Boulevard, Unit 206, Miramar Beach, FL 32550; our telephone number is (914) 290-4914, and our corporate website is www.xfcmma.net. We do not intend for information contained on our website to be part of this Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly, and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Currently, the Company’s common stock is quoted on the OTC Markets electronic exchange under the symbol “DKMR.”

As we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by us.

Previously, we were an exploration stage company engaged in the acquisition and exploration of mineral properties named Duke Mountain Resources, Inc.   On December 31, 2013, we completed the acquisition of all of the issued and outstanding shares of Fostung Resources, which is the holder of certain leases and mining claims to a Fostung Tungsten property located in Foster Township, Sudbury, Ontario, Canada (the "Fostung Property") from RenovaCare, Inc. (f/k/a Janus Resources, Inc.) ("Janus"), a corporation organized under the laws of the State of Nevada.

During 2018, the Company began making investments of its capital, time and other resources in the market of mixed martial arts (“MMA”). The Company, as a result of its investments became a majority owner in a private company called, Xtreme Fighting Championships, Inc., a Florida corporation. The MMA and extreme sports market in general have become very profitable and so the company has begun operating in the MMA market. On July 13, 2020, the company changed its name to Xtreme Fighting Championships, Inc., pursuant to the laws of the Company’s state of incorporation and the rules and requirements of FINRA.

On January 25, 2020, Duke Mountain Resources, Inc. and Atlas Capital Partners, Inc. entered into a Share Purchase and Assignment of Debt Agreement.  However, it was later discovered that Atlas Capital Partner, Inc. did not own the intellectual property agreed to by the parties and the debt in the agreement was later forgiven.

Industry and Market

The industry and market under which XFC exists is the sports market and martial arts fighting.  We work with broadcast partners, such as NBC, FOX Sport and Telemundo, to broadcast fights to has many countries as possible.

Competition

Of our competitors, Ultimate Fighting Champions (“UFC”) is the largest. They are a multi-billion-dollar corporation whose fights are also broadcast on television.  UFC is far larger than we are and they are currently better capitalized.  We expect to continue to grow our business, but we are currently among the smaller MMA Fighting Leagues.

Intellectual Property

Our success and ability to compete depends in part on our ability to maintain our trade secrets. All of our employees and consultants are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Research and Development

We are not in an industry or market where research and development is required to remain competitive.  Our main product involves our ability to showcase the talents that our mixed martial arts fighters are able to display during their fights which we are able to display and broadcast to the public through our broadcast partners such as NBC, FOX Sports and Telemundo.

Regulatory Matters

Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Employees

We currently have one full time and 6 part time employees who work for XFC as independent contractors. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 1A. Risk Factors

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

We do not own or lease any property.

Item 3. Legal Proceedings.

On June 24, 2021 the Company was sued by Harbor Gates Capital, LLC (“Harbor Gates”) in the United States District Court for the Southern District of Florida, Civil Action No. 1:21cv22322 for default on a note.  Harbor Gates alleges that on or about September 14, 2020 the Company issued to them a convertible note for $210,000 convertible into the Company’s common stock.  The note was due within six months from the funding, and they alleged that the Company was in default.  The Company is defending this action.

As of the date of this Annual Report, management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the over the counter under the symbol “DKMR”.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on September 20, 2021 was $0.05 per share.

	High	Low
Year ended December 31, 2020
Quarter ended March 31, 2020	$0.97	$0.14
Quarter ended June 30, 2020	$2.95	$0.60
Quarter ended September 30, 2020	$1.05	$0.25
Quarter ended December 31, 2020	$0.95	$0.36

Year ended December 31, 2019
Quarter ended March 31, 2019	$0.35	$0.06
Quarter ended June 30, 2019	$0.09	$0.06
Quarter ended September 30, 2019	$0.90	$0.06
Quarter ended December 31, 2019	$0.17	$0.14

Equity Compensation Plan Information

As of December 31, 2020, we had no issued and outstanding options to purchase shares of common stock.

The following table provides information about our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans – approved by security holders	-	$-	-
Equity compensation plans not issued under an equity compensation plan	-	$-	-
Total	-	-	-

Holders

As of September 20, 2021, we had 120,595,979 shares of our common stock, par value $0.001, issued and outstanding held by approximately 264 stockholders of record.

As of September 20, 2021, we had 2 shares of series AA preferred shares, par value $0.001, issued and outstanding held by approximately one stockholders of record.

Dividend Policy

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

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year ended December 31, 2020, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock with the exception of 1,143,000 shares sold to Granite Globe Value Investments in November 2020,

Item 6. Selected Financial Data.

We qualify as a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we will not have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months without further financing, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors which may appear in our filings and reports made with the Securities and Exchange Commission (the “SEC”), our lack of working capital, the value of our securities, the impact of competition, the continuation or worsening of current economic conditions, technology and technological changes, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-K is filed with the SEC. We do not intend to update any of these forward-looking statements.

This discussion should be read in conjunction with the other sections of this Report, including “Description of Business” and the Financial Statements attached hereto pursuant and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this annual report. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

The purpose of the Company is to serve as a professional mixed martial arts fighting league within the U.S.  The Company has a December 31 year end.  As of December 31, 2020, the issued and outstanding shares of common stock totaled 99,815,716 and the issued and outstanding shares of preferred totaled 2.

Recent Events

None

Going Concern

The report of our independent registered public accounting firms that accompanies our audited consolidated financial statements for the year ended December 31, 2020, contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We had net cash used in operations of  $714,770 during the year ended December 31, 2020. At December 31, 2020, we had working capital deficit of  $697,356. Additionally, at December 31, 2020, we had an accumulated deficit of $35,246,505 These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include accounting for stock-based compensation.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and non-employee services received in exchange for an award of equity instruments over the period the employees, consultants and third parties are required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employees, consultants and third parties’ services received in exchange for an award based on the grant-date fair value of the award.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, valuation of intangible assets; estimated useful life assigned to finite-lived assets and impairment of long-lived assets.

Results of Operations

Net Revenue. For the years ended December 31, 2020, and 2019, revenues generated were approximately $371,298 and $0, an increase of $371,298 or 100%. Revenues were derived primarily from sponsorship advertising during the fights.

Operating Expenses. Total operating expenses for the year ended December 31, 2020, were $14,442,913, a decrease of $6,155,957, or 30%, from total operating expenses for the year ended December 31, 2019, of $20,598,870.

Selling, General Administration expenses.  Selling, general and administration expenses for the year ended December 31, 2020, were $13,282,936, a decrease of $7,315,934, or 36%, from selling, general and administration expenses for the year ended December 31, 2019, of $20,598,870.  The Company commenced operations operating as sports entertainment media company in 2020, there were no operational expenses for the year ended December 31, 2019, other than certain restructuring costs.  Stock-based compensation expenses for the year ended December 31, 2020, were $11,995,071, a decrease of $8,554,929, or 41.6%, from stock-based compensation expenses for the year ended December 31, 2019, of $20,550,000.

Depreciation and amortization.  Depreciation and amortization expenses were $1,159,977 for the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019.

Interest Expense. Interest expenses were $44,011 and $4,513 during the years ended December 31, 2020, and 2019 respectively, representing an increase of $39,498 or 875.2%. The increase is primarily attributable to the addition of debt of $710,000, in 2020.

We expect our expenses in each of these areas to continue to increase during fiscal 2021 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Net Loss. We recorded net loss after income tax of $14,115,626 for the year ended December 31, 2020, as compared to a net loss of $20,453,186 for the year ended December 31, 2019. The decrease is a result of the factors as described above.

Liquidity and Capital Resources

Since inception we have incurred and continue to incur significant losses from operations. Historically, we have financed our operations through various financings. If we continue to incur negative cash flow from sources of operating activities for longer than expected our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. The Company is working to secure financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company can provide no assurance as to the successful conclusion of the financing. Furthermore, the Company is aggressively looking to reduce costs of its operations as well as eliminating certain corporate overhead expenses to maximize income. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2020, we had a cash balance of $13,049 and working capital is a deficit of  $697,356.

Our current assets at December 31, 2020 were $78,049 from $0, for December 31, 2019 or an increase of 100%. The increase included cash of $13,049 and due from related party of $65,000.

Our current liabilities at December 31, 2020 increased to $775,405 from $37,096 or an increase of $738,309 or 1990%, from December 31, 2019. The increase is comprised of increases in; accounts payable and accrued expenses of $17,104, due to related party of $200, convertible debt of $579,118, unearned revenues of $123,900, and stock subscription payable of $17,987.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2020, amounted to $714,770 and were attributable to; our net loss of $14,115,626, offset by; depreciation and amortization of $1,159,977, stock-based compensation of $11,995,071. Changes in operating assets and liabilities were reflected by increases in accounts payable and other current liabilities of 35,290 and unearned revenues of $123,900.

Net cash flows used in operating activities for the year ended December 31, 2019, amounted to $15,620 and were attributable to; our net loss of $20,453,195, offset by; stock-based compensation of $20,550,000, gain on debt forgiveness of ($150,197).  Changes in operating assets and liabilities were reflected by increases in accounts payable and other current liabilities of 37,772.

Investing Activities

Net cash flows used in investing activities were $78,999 and $0 for the years ended December 31, 2020, and 2019, respectively. For the year ended December 31, 2020, we purchased property and equipment of 13,999 and gave advances to a related party of $65,000. For the year ended December 31, 2019, purchased of property and equipment of $0.

Financing Activities

Net cash flows provided by financing activities were $806,818 and $15,620 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we had proceeds from the issuance of stock of $156,818 and notes payable of $650,000.  For the year ended December 31, 2019, we had proceeds from related party of $15,620.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 15, 2021, the Company’s Board of Directors approved the dismissal of Boyle CPA, LLC (“Boyle”) as the Company's independent registered public accounting firm.

During the fiscal years ended December 31, 2020 and December 31, 2019 there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Boyle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Boyle would have caused Boyle to make reference thereto in its reports on the consolidated financial statements for such years. During the fiscal years ended December 31, 2020, and December 31, 2019 there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Boyle with a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K, and requested that CPA furnish the Company with a copy of its letter addressed to the Securities and Exchange Commission (the “SEC”), pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Boyle agrees with the statements related to them made by the Company in this report. A copy of Boyle's letter to the SEC dated March 15, 2021, is attached as Exhibit 16.1 to this report.

On March 15, 2021, the company’s Board of Directors approved the appointment of MaloneBailey, LLP ("MaloneBailey") as the Company's new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ended December 31, 2020.  During the fiscal years ended December 31, 2019 and December 31, 2018, neither the Company, nor anyone on its behalf, consulted MaloneBailey regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by MaloneBailey that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

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

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company has been reviewing and designing remedial measures to address these matters, including, adding additional staff, the Company expects to implement the remediation efforts by the end of the 2021 fiscal year.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).   During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses related to (i) lack of an internal audit function, (ii) a lack of segregation of duties within accounting functions, (iii) lack of procedures over the Company’s business processes and (iv) lack of formal review process that includes multiple levels of review over financial reporting.

In conclusion our internal controls over financial reporting were not effective as of December 31, 2020.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will reduce the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate, until such time that we have the capital resources to address formally. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our executive officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Steve A. Smith Jr.	46	January 23, 2020	Chief Executive Officer, Chief Financial Officer and Chairman

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. The Board of Directors appoints officers who serve their terms of office at the discretion of the Board of Directors.

Background of executive officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Steve A. Smith Jr., Chief Executive Officer, Chief Financial Officer and Chairman, 46, Chief Executive, Chief Financial Officer and the Director of the Company has 23 years of executive marketing experience and has held significant marketing positions while working with Fortune 100 companies.  Mr. Smith has accepted his appointment as President and Director to the Company. Steve has worked for more than 17 years in the media business in senior management. Steve has spent more than a decade in key VP/Director roles at high profile companies including Discovery Communications & World Wrestling Entertainment. His account experience extends across more than 500 clients, which includes deep relationships within all of the movie & entertainment industries. Having worked with high profile media assets within Television, Print, Digital, Outdoor & Events, Steve has unparalleled knowledge of creative marketing tactics. Steve brings his leadership experience with leading dynamic teams to profitability.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

Director Independence

Our board of directors currently consists of one member. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Committees of the Board of Directors

Audit Committee. We did not during 2020, and do not currently, have an audit committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish a compensation committee of the Board of Directors.

Compensation Committee. We did not during 2020, and do not currently, have a compensation committee. If and when we satisfy the other initial listing standards for listing our common stock on NASDAQ or another national exchange, we intend to establish a compensation committee of the Board of Directors.

Nominating Committee. We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Board Leadership Structure and Role in Risk Oversight

Steve A. Smith Jr. acts as our Chairman, Chief Executive Officer and Chief Financial Officer. We have no policy requiring either that the positions of the Chairman of the Board, Chief Executive Officer and the Chief Financial Officer be separate or that they be occupied by the same individual. The Board of Directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief financial officer or at such other times as when consideration of the matter is warranted by circumstances.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Item 11. Executive Compensation

2020 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2020 and December 31, 3019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- Sation ($)	Total ($)

Steve A. Smith	2020	$25,122	$0	$0	$0	$0	$0	$174,300	$199,422
(Chief Executive & Chief Financial Officer and Director	2019	$0	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Summary Compensation Table

The Company has made payments to Mr. Smith for $25,122 and has paid Emerald Coast Investments Inc., $174,300, of which Mr. Smith is principal.

Outstanding Equity Awards at 2020 Fiscal Year-End

There were no equity awards for each named executive officer as of December 31, 2020.

2020 Director Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2020 and December 31, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve A. Smith Jr. (1)	$	-	$-	-	-	-	$

(1)	Amounts are included in Summary Compensation Table.

Narrative Disclosure to the Director Compensation Table

Mr. Smith receive no compensation from the Company except as described above.

Employment Agreements with Current Management

Other than as described above, there are no additional agreements with current management, for the years ended December 31, 2020 and 2019, respectively.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

There were no grants of plan-based awards as of December 31, 2020.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of September 1, 2021, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors, naming them; (2) our named executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 1, 2021 upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of September 20, 2021 have been exercised and converted.

Amount and Nature of Beneficial Ownership

	Common Stock (1)
Name and Address of Beneficial Owner (2)	Number of Shares		Percent
Directors and Executive Officers
Steve A. Smith Jr.	116,408,783	(3)	53.7%
			%
			%
Directors and Executive Officers as a Group (1 person)	116,408,783		53.7%

5% Stockholders:
Steve A. Smith Jr.	116,408,783		53.70%

(1) In determining the percent of common stock beneficially owned by a person or entity, (a) the numerator is the number of shares beneficially owned by such person or entity, including shares which may be acquired by that person within 60 days of September 20, 2021, upon the conversion of Preferred Series AA, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 20, 2021 (120,595,979 shares), and (ii) the total number of shares that the beneficial owner may acquire within 60 days of September 20, 2021 upon exercise of Preferred Series AA, (96,408,783 shares).

(2) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Xtreme Fighting Championship, Inc., 495 Grand Boulevard, Unit 206, Miramar Beach, Florida 32550.

(3) Represents 20,000,000 shares of common stock and 96,408,783 shares convertible into common, within 60 days upon the conversion of 2 shares of convertible preferred Series AA.

Item 13. Certain Relationships and Related Transactions, and Director Independence

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

On January 25, 2020, Duke Mountain Resources, Inc. and Atlas Capital Partners, Inc. entered into a Share Purchase and Assignment of Debt Agreement.  Pursuant to that Agreement, Atlas Capital Partners, with the agreement of its creditor Emerald Coast Investments, Inc., was sold to Duke Mountain Resources.  In return for such sale, Duke Mountain agreed to pay off all of the debt Atlas Capital Partners owed to Emerald Coast Investments. Later, the company was discarded by XFC as it was found that it did not possess the intellectual property and requisite contracts to assist XFC in its business.

On November 20, 2020, the Company entered into a note receivable, with Emerald Coast Investments Inc., of which Mr. Steve Smith, the Company’ s Chief Executive officer, is principal. The Note is for a term of 5 years and is non-interest bearing.  The balance of the receivable on December 31, 2020, was $65,000.

During the year ended December 31, 2020, Emerald Coast Investments, Inc., has been paid $173,400 in fees for services and were issued 27,000,000 shares of the Company.

The Company recorded amounts due to related party advances of $17,070, for accounts payable. For the year ended December 31, 2019, the amounts due to a related party were $16,870 for accounts payable.

Item 14. Principal Accounting Fees and Services

During the fiscal year ended December 31, 2020, MaloneBailey, LLP was the Company’s independent registered public accounting firm, their audit fees were $30,000 and were accounted for in the 2021 fiscal year.   For the fiscal year ended December 31, 2019, Boyle CPA, LLC was the Company’s independent registered public accounting firm their fees were $5,000.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2020, and 2019.

	2020		2019
Audit Fees (1)		$5,000	$5,000
Audit-related Fees			-
Tax Fees	$		-
All Other Fees	$		-
Total Fees		$5,000	$5,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)

Audit related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)  Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)  All other fees represent fees billed for products and services provided by the principal accountant, other than the   services reported for the other categories.

Audit Committee Pre-approval Policies and Procedures

We do not, and during 2020 did not, have an audit committee. However, the full board of directors currently performs the duties of an audit committee. The board of directors has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accounting firm. Such pre-approval can be given as part of the board’s approval of the scope of the engagement of the independent public registered accounting firm or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. All work performed by our independent registered public accounting firm for us in 2020 and 2019 was pre-approved by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.
(1)

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. None.
(3)	Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation of Duke Mountain Resources, Inc. (incorporated by reference to the Company's registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)

3.2	Bylaws of Duke Mountain Resources, Inc. (incorporated by reference to the Company's registration on Form SB-2 filed with the Securities and Exchange Commission on January 24, 2007)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2021	XTREME FIGHTING CHAMPIONSHIPS INC.

	By:	/s/ Steve A. Smith Jr.
Steve A. Smith Jr.
Title: Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve A. Smith Jr.	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)	September 20, 2021

XTREME FIGHTING CHAMPIONSHIPS, INC

FKA: DUKE MOUNTAIN RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xtreme Fighting Championships, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xtreme Fighting Championships, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

September 20, 2021

1

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS		
CURRENT ASSETS		
Cash	$ 13,049	$ -
Due from Related Party	65,000	-
TOTAL CURRENT ASSETS	78,049	-
Property amd Equipment, net	12,445	-
Intangible assets, net	12,253,610	-
TOTAL ASSETS	$ 12,344,104	$ -
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
CURRENT LIABILITIES		
Accounts Payable and Accrued Expenses	$ 37,330	$ 20,226
Due to related party	17,070	16,870
Convertible debt, net of discount, unamortized	579,118	
Stock subscription payable	17,987	
Unearned Revenues	123,900	
TOTAL CURRENT LIABILITIES	775,405	37,096
TOTAL LIABILITIES	775,405	37,096
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred Stock, 10,000,000 shares authorized; $0.001 par value, 2 anf 0 shares issued and outstanding respectively	1	-
Common Stock, 500,000,000 shares authorized; $0.001 par value, 99,815,716 and 202,180,000 shares issued and outstanding respectively	99,816	202,180
Additional Paid-In Capital	46,715,387	20,891,603
Accumulated deficit	(35,246,505)	(21,130,879)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,568,699	(37,096)
TOTAL LIABILITITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 12,344,104	$ -

The accompanying notes are an integral part of these financial statements.

F-2

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31, 2020	2019
REVENUES		
Revenues, net	$ 371,298	$ -
Total Revenues	371,298	-
EXPENSES		
Operating expenses		
General and administrative	13,282,936	20,598,879
Depreciation and amortization	1,159,977	-
Total operating expenses	14,442,913	20,598,879
Operating loss	(14,071,615)	(20,598,879)
Interest expense	(44,011)	(4,513)
Gain on debt foregiveness	-	150,197
Total other income (expenses)	(44,011)	145,684
Net loss before taxes	(14,115,626)	(20,453,195)
Provision for income taxes	-	-
NET LOSS	$ (14,115,626)	$ (20,453,195)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.10)	$ (0.80)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	144,362,795	25,659,452

The accompanying notes are an integral part of these financial statements.

F-3

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$ -	12,180,000	$ 12,180	$ 519,820	$ (677,684)	$ (145,684)
Shares issued for services			150,000,000	150,000	20,400,000		20,550,000
Shares issued for related party debt			40,000,000	40,000	(28,217)		11,783
Net loss for the year ended December 31, 2019	-	-	-	-	-	(20,453,195)	(20,453,195)
Balance at December 31, 2019	-	-	202,180,000	202,180	20,891,603	(21,130,879)	$ (37,096)
Common shares converted to preferred shares	2	1	(170,000,000)	(170,000)	169,999		-
Foregiveness of related party debt			-	-	100,000		100,000
Shares issued for acquisition of intangible asset			16,640,040	16,640	13,295,392		13,312,032
Shares issued for debt issue costs			600,000	600	135,900		136,500
Shares issued for services			49,252,676	49,253	11,945,818		11,995,071
Shares issued for cash			1,143,000	1,143	155,675		156,818
Beneficial conversion feature of convertible debt					21,000		21,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	(14,115,626)	(14,115,626)
Balance at December 31, 2020	2	$ 1	99,815,716	$ 99,816	$46,715,387	$ (35,246,505)	$11,568,699

The accompanying notes are an integral part of these financial statements

F-4

5

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Xtreme Fighting Championships Inc., FKA/Duke Mountain Resources, Inc. (“we”, “our”, the “Company”), a Nevada corporation, was formed on May 3, 2006 and in the sports entertainment and media business since 2020 that is a publicly traded Mixed Martial Arts (MMA) league, producing a wide range of live fighting events that are broadcast via traditional networks, pay-per-view and online.  MMA is a full-contact combat sport based on striking, grappling and ground fighting incorporating techniques from a broad range of martial arts and combat sports around the world.

Previously, we were an exploration stage company engaged in the acquisition and exploration of mineral properties and held certain leases and mining claims under our two subsidiaries, namely: Duke Mountain Resources Canada, Inc. and Fostung Resources Ltd.  These subsidiaries ceased operations in 2014 and are not currently active.

On July 13, 2020, the Company changed its name to Xtreme Fighting Championships, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition and Unearned Revenue

Revenue is recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies this five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract, related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues were derived primarily from sponsorship advertising.

Intangible assets

Intangible assets include the Company’s content library of fights 1 through 42 including background stories and the XFC trade mark, purchased and recorded at their acquisition cost. The content library intangible assets are amortized over an estimated useful life of 7 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Goodwill and other Intangible Assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
●	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the year ended December 31, 2020.

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the venue equipment, and accumulated depreciation accounts until they are removed from service. When an asset is retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Venue equipment	3

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2020 and 2019.

Fair Value Measurements and Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company's financial instruments consist of cash accounts payable and convertible notes.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of December 31, 2020 and 2019.

Convertible debt

The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible notes that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional noncash interest expense over the expected life of the convertible notes.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and non-employee services received in exchange for an award of equity instruments over the period the employee or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Earnings (Loss) per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  In periods where the Company has a net loss, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as their effect would be anti-dilutive.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following are dilutive common stock equivalents during the years ended:

	December 31, 2020		December 31, 2019
Convertible preferred stock	79,852,572	(1)	-
Convertible notes payable	700,000	(2)	-
Total	80,552,572		-

(1)

As of December 31, 2020, 39,926,286 shares of our common stock are issuable upon conversion of each share of Convertible Preferred Series AA stock.  Each share is convertible into 40% of the then outstanding common stock. As there were 2 shares of Convertible Preferred Series AA stock issued and outstanding, the shares would be convertible into 79,852,572 shares of common stock.

(2)

700,000 shares of our common stock are issuable upon conversion of $210,000 of Convertible Notes Payable at a conversion rate of $0.30 per share, as of December 31, 2020.

An additional 2,750,000 shares of our common stock will be issuable upon conversion of $550,000 of Convertible Notes Payable at a conversion rate of $0.20 per share after 180 days from issue date.

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold is measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement,” which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On December 31, 2020, the Company had an accumulated deficit of $35,246,505, negative working capital of $697,356 and net loss of $14,115,626 during the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 25, 2020, the Company and Atlas Capital Partners, Inc. (“Atlas”) entered into a Share Purchase and Assignment of Debt Agreement.  Pursuant to that agreement, Atlas, with the agreement of its creditor Emerald Coast Investments, Inc., was sold to the Company.  In return for such sale, the Company agreed to pay off all of the debt Atlas owed to Emerald Coast Investments, Inc. (“Emerald Coast”), of which Mr. Steve Smith, the Company’s Chief Executive officer, is principal.  However, it was later discovered that Atlas did not own the intellectual property agreed to by the parties and the debt assumed by the Company was forgiven by Emerald Coast.  The Company wrote off the intellectual property to expense and recognized the forgiveness of debt of $100,000 with a credit to additional paid in capital.

On November 20, 2020, the Company entered into a note receivable, with Emerald Coast. The note is for a term of 5 years and is non-interest bearing.  The balance of the receivable on December 31, 2020, was $65,000.  The Company also issued a total 27,000,000 shares for services to Emerald Coast during the year ended December 31, 2020. Emerald Coast has been paid $173,400 in fees for services for the year ended December 31, 2020.

As of December 31, 2020, the amounts due to a related party included advances made of $17,070, for accounts payable.

As of December 31, 2019, the amounts due to a related party were $16,870 for accounts payable.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, 2020 and December 31, 2019, property and equipment, net, consisted of the following:

	December 31, 2020	December 31, 2019
Venue equipment	$13,999	$-

Less accumulated depreciation	(1,554)	-

Total	$12,445	$-

Depreciation expense for the years ended December 31, 2020, and 2019 was $1,554 and $0, respectively.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

On May 10, 2020, the Company acquired intellectual property assets of Xtreme Fighting Championships Inc. a Florida corporation, for 16,640,040 shares of common stock with a fair value of $13,312,032.  The purchase price was allocated to content library and the XFC trademark.  Intangible assets at December 31, 2020 consist of :

Intangible assets
Trademark	$ 1,800,000
Content library	11,512,032
13,312,032
Less accumulated amortization	(1,058,422)
$ 12,253,610

Estimated future amortization for the content library intangible asset is as follows for the year ending:

2021	$ 1,644,576
2022	1,644,576
2023	1,644,576
2024	1,644,576
2025	1,644,576
Thereafter	2,230,730
$10,453,610

Amortization expense for the years ended December 31, 2020 and 2019 was $1,058,422 and $0, respectively.  The Company also wrote off the intellectual property acquired from Atlas amounting to $100,000 during the year ended December 31, 2020.

NOTE 7 – CONVERTIBLE DEBT

On September 30, 2020, the Company entered into a Convertible Promissory Note with Harbor Gates Capital, LLC, ("HGC") in the aggregate principal amount of $210,000 with a $10,000 original issue discount. The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at a conversion price of $0.30. The Company also agreed to issue HGC 150,000 shares of common stock as a commitment fee. The Company recorded a debt discount of $76,735 including $21,000 of BCF and amortization expense of $45,390 for the year ended December 31, 2020. As of December 31, 2020, the balance on the note, net of unamortized discount of $31,345 was $178,655.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (continued)

On November 2, 2020, the Company entered into a Convertible Promissory Note with Firstfire Global Opportunities Fund ("FFO") in the aggregate principal amount of $550,000 with a $50,000 original issue discount due to FFO. The note bears interest at 10% per annum and may be converted, after 180 days from issue date into common shares of the Company's common stock at a conversion price of $0.20.   The Company also agreed to issue FFO 450,000 shares of common stock as a commitment fee and pay FFO’s legal fees of $50,000. The agreement contains price protection, in the event further issuances are below the conversion price of $0.20, the Company must have consent from the holder. The Company recorded a debt discount of $190,765 and amortization expense of $41,228 for the year ended December 31, 2020. As of December 31, 2020, the balance on the note, net of unamortized discount of $149,537 was $400,463

The Agreements contains customary representations and warranties and customary affirmative and negative covenants. These covenants include, among other things, certain limitations on the ability of the Company to: (i) pay dividends on its capital stock; (ii) make distributions in respect of its capital stock; (iii) acquire shares of capital stock; and, (iv) sell, lease or dispose of assets. Pursuant to the Agreements, the Holders are granted demand registration rights and pre-emptive rights as set forth in the Agreement. The Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, a majority of the Holders may accelerate the maturity of the convertible notes.   As of the date of this report, these convertible notes are in default.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized capital of the Company consists of: 500,000,000 shares of common stock, par value $0.001 per share, 10,000,000 shares of preferred stock, par value $0.001 per share, and 2 shares of convertible preferred stock, par value $0.001, as of December 31, 2020.

Preferred Stock

On January 23, 2020, Friction & Heat, LLC, a majority shareholder with 190,000,000 common shares, $0.001 par value, entered into a third-party agreement to sell Mr. Steve A. Smith Jr., all of its holdings, 190,000,000 shares of the Company's common stock or 94%, of the then outstanding common stock of the Company of 202,180,000. The sale effectuated a change of control.  Subsequently, 170,000,000 shares of the Company’s common stock were returned to Treasury and Mr. Smith was issued 2 shares of Series AA Convertible Preferred Stock, par value $0.001

On June 4, 2020, the Company amended its articles of incorporation authorizing 10,000,000 preferred shares of the Company’s stock.

On June 9, 2020, the Company filed a Certificate of Designation for the Company’s Series AA convertible preferred stock, authorizing 2 shares. These shares have a liquidation preference to common stock equal to $0.125 per share.  Each share of Series AA Convertible Preferred Stock shall be convertible, at the option of the holder, into an amount equal to 40% of the Company’s fully paid and non-assessable shares of Common Stock and shall have voting rights equal 40% of the Company’s fully paid and non-assessable shares of Common Stock.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock

For the year ended December 31, 2020, the Company issued 49,252,676 shares of common stock with fair values ranging from $0.21 - $1.39 per share and recognized stock-based compensation expense of $11,995,071

On May 10, 2020, the Company issued 16,640,040 shares of its common stock for the acquisition of certain intangible assets. (see Note 6).

On November 5, 2020, the Company issued 600,000 shares of its common stock, as a commitment fee for its Convertible Debt.

On December 7, 2020, the Company issued 1,143,000 shares of its common stock for cash, $156,818.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes of approximately $2,200,000 at December 31, 2020.

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. Under the act, businesses can carry forward NOLs indefinitely. Indefinite NOLs are NOLs generated in a tax year beginning after 2017. This indefinite carryforward period includes any NOLs from 2018, 2019 and 2020 that remain after they are carried back to tax years in the five-year carryback period.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, or possibly eliminated, based on the Code. The Company has also, not completed its review of NOL’s pertaining to years the Company was known as “Duke Mountain Resources Inc.”, which may not be available due to IRC Section 382 and because of a change in business line that may eliminate NOL’s associated with Duke Mountain Resources Inc.”

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (Continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2020	December 31, 2019
Net operating loss carryforward	$454,152	$90,510
Change in tax rate	-	-
Impairment of assets	$-	$31,500
Valuation allowance	(454,152)	(122,010)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2020 and 2019, due to the uncertainty of realizing the deferred income tax assets.

NOTE 11 - SUBSEQUENT EVENTS

On January 12, 2021, the Company issued an aggregate of 400,000 shares of common stock for services.

On January 21, 2021, the Company issued an aggregate of 145,263 shares of common stock for services.

On February 10, 2021 the Company issued 10,000,000 shares of common stock for services.

On March 4, 2021, the Company issued an aggregate of 150,000 shares of common stock for services.

On March 16, 2021, the Company issued an aggregate of 10,000,000 shares of common stock for services.

On June 24, 2021, the Company was sued by HGC in the United States District Court for the Southern District of Florida, Civil Action No. 1:21cv22322 for default on the note (see Note 7).   The note was due within six months from the funding and HGC alleged that the Company was in default.  The Company is defending this action.

