Form 10-Q
period 2021-03-31
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2021-09-27
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-140177

XTREME FIGHTING CHAMPIONSHIPS, INC.

(Exact name of registrant as specified in its charter)

                    Nevada                                                    98-050336

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

495 Grand Boulevard, Unit 206, Miramar Beach, Florida                                     33487

(Address of principal executive offices)                                                  (Zip Code)

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

-i-

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  120,595,979 shares as of September 27, 2021.

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC

INDEX TO FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

CONTENTS
Consolidated Balance Sheets at March 31, 2021 ( Unaudited)	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)	6
Notes to the Unaudited Financial Statements (Unaudited)	7-12

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$5,249	$13,049
Due from Related Party	65,000	65,000

TOTAL CURRENT ASSETS	70,249	78,049

Property amd Equipment, net	12,445	12,445
Intangible assets, net	11,963,616	12,253,610

TOTAL ASSETS	$12,046,310	$12,344,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$49,062	$37,330
Due to related party	17,987	17,070
Convertible debt, net of discount, unamortized	579,118	579,118
Stock subscription payable	17,987	17,987
Unearned Revenues	700,486	123,900

TOTAL CURRENT LIABILITIES	1,364,640	775,405

TOTAL LIABILITIES	1,364,640	775,405

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; $0.001 par value,
2 anf 0 shares issued and outstanding respectively	1	1
Common Stock, 500,000,000 shares authorized; $0.001 par value, 99,815,716 and
202,180,000 shares issued and outstanding respectively	99,816	99,816
Additional Paid-In Capital	46,715,387	46,715,387
Accumulated deficit	(36,133,534)	(35,246,505)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,681,670	11,568,699

TOTAL LIABILITITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$12,046,310	$12,344,104

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Operations
(Unaudited)

	for the Three Months Ended
	March 31,
	2021	2020
REVENUES

Revenues, net	$36,270	$-

Total Revenues	36,270	-

EXPENSES

Operating expenses
General and administrative	622,302	200
Depreciation and amortization	289,994	-
Total operating expenses	912,296	200

Operating loss	(876,026)	(200)

Interest expense	(11,003)	-
Gain on debt foregiveness	-	-
Total other income (expenses)	(11,003)	-

Net loss before taxes	(887,029)	(200)

Provision for income taxes	-	-

NET LOSS	$(887,029)	$(200)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	144,362,795	202,180,000

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Quarter Ended Narch 31, 2021
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	2	$ 1	99,815,716	$ 99,816	$ 46,715,387	$ (35,246,505)	$ 11,568,699

Net loss	-	-	-	-	-	(887,029)	(887,029)

Balance, March 31, 2021	2	1	99,815,716	99,816	46,715,387	(36,133,534)	10,681,670

Balance at December 31, 2019	-	-	202,180,000	202,180	20,891,603	(21,130,879)	(37,096)

Net loss	-	-	-	-	-	(200)	(200)

Balance, March 31, 2020	-	-	202,180,000	202,180	20,891,603	(21,131,079)	(37,296)

The accompanying notes are an integral part of these financial statements

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the year	$ (887,029)	$ (20,453,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,994	-
Amortization of debt discount	-	-
Stock based compensation	-	20,550,000
Gain on debt foregiveness	-	(150,197)
Increase in accounts payable and accrued liabilities	12,649	37,772
Unearned revenues	576,586	-
Net cash used in operating activities	(7,800)	(15,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equioment	-	-
Due from related party	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party, net	-	15,620
Proceeds from issuance of stock	-	-
Proceeds from notes payable	-	-
Net Cash Provided by Financing Activities	-	15,620

Net (Decrease) Increase in Cash	(7,800)	-
Cash at Beginning of Period	13,049	-
Cash at End of Period	$ 5,249	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt	$ -	$ -
Related party debt foregiveness	$ -	$ -

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Xtreme Fighting Championships Inc., FKA/Duke Mountain Resources, Inc. ("we", "our", the "Company"), a Nevada corporation, was formed on May 3, 2006 and in the sports entertainment and media business since 2020 that is a publicly traded Mixed Martial Arts (MMA) league, producing a wide range of live fighting events that are broadcast via traditional networks, pay-per-view and online. MMA is a full-contact combat sport based on striking, grappling and ground fighting incorporating techniques from a broad range of martial arts and combat sports around the world.

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company's business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company's results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company may incur significant delays and/or expenses in addition to, impairing its ability to secure additional financing, relating to the worldwide COVID-19 (coronavirus) pandemic. It is presently unknown whether and to what extent the Company's supply chains may be affected if the pandemic persists for an extended period of time. The Company may incur significant delays or expenses relating to such events outside of its control, which could have a material adverse impact on its business, operating results and financial condition. The Company's reliance on securing additional capital for its public company expenses may be impaired due to the effect on the U.S. financial markets. The inability to obtain appropriate financing, may affect its compliance requirements as a public company. The Company has been using its working capital from its operating subsidiaries, to support its public company expenses. The continued drain on its working capital have forced the Company to incur cutbacks, which may affect its future operating revenue as well as, its ability to continue operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company's account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Revenue Recognition and Unearned Revenue

Revenue is recognized in accordance with ASC Topic 606, "Revenue from Contracts with Customers" ("Topic 606"). The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies this five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract, related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues were derived primarily from sponsorship advertising.

Intangible assets

Intangible assets include the Company's content library of fights 1 through 42 including background stories and the XFC trade mark, purchased and recorded at their acquisition cost. The content library intangible assets are amortized over an estimated useful life of 7 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and other Intangible Assets

In accordance with ASC 350-30-65, "Intangibles - Goodwill and Others", the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors the Company considers to be important which could trigger an impairment review include the following:

●	Significant underperformance relative to expected historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
●	Significant negative industry or economic trends.

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in the venue equipment, and accumulated depreciation accounts until they are removed from service. When an asset is retired, sold or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

Years
Venue equipment	3

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the period ended March 31, 2021.

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Company's financial instruments consist of cash accounts payable and convertible notes. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of March 31, 2021. 12

Convertible debt

The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible notes that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional noncash interest expense over the expected life of the convertible notes.

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

Earnings (Loss) per Common Share

Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings per Share ("ASC 260"). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In periods where the Company has a net loss, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as their effect would be anti-dilutive.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, "Accounting for Income Taxes" ("ASC 740-10") which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

The Company has adopted ASC 740-10-25, "Definition of Settlement," which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On March 31, 2021, the Company had an accumulated deficit of $36,133,534, negative working capital of $1,294,391 and net loss of $887,029 during the period ended March 31, 2021. These factors raise substantial doubt about the Company's ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Overview

Xtreme Fighting Championship, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on May 3, 2006.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

March 31,		December 31,
2021		2020
Current Assets	$ 70,249	$ 78,049
Current Liabilities	$ 1,346,640	$ 775,405
Working Capital (Deficit)	$(1,294,391)	$(697,356)

Cash Flows

March 31,	March 31,
2021	2020
Cash Flows from (used in) Operating Activities	$(7,800)	$(15,620
Cash Flows from (used in) Financing Activities		$ 15,620
Net Increase (decrease) in Cash During Period	$(7,800)	$ -

Operating Revenues

We have generated revenues of $36,270 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2021 were $912,296 compared with $200 for the three months ended March 31, 2020. Operating expenses for the three months ended March 31, 2021 consisted of general and administrative expenses of $622,302 compared to $200 for the three months ended March 31, 2020 and general and depreciation and amortization expenses of $289,994 compared to $0 for the three months ended March 31, 2020 .

During the three months ended March 31, 2021, the Company recorded a net loss of ($887,029) compared with net loss of ($200) for the three months ended March 31, 2020.

Liquidity and Capital Resources

As at March 31, 2021, the Company's cash balance was $5,249 compared to cash balance of $13,049 at June 30, 2020. As of March 31, 2021, the Company's total assets were $12,046,310 compared to total assets of $12,344,104 as at June 30, 2020.

As of March 31, 2021, the Company had total liabilities of $1,364,640 compared with total liabilities of $775,405 at December 31, 2020. Liabilities for the three months ended March 31, 2021 consisted of accounts payable and accrued expenses of $49,062 compared to $37,330 as of December 31, 2020; due to related party of $17,987 compared to $17,070 as of December 31, 2020; convertible debt, net of discount of $579,118 compared to $579,118 as of December 31, 2020; stock subscription payable of $17,987 compared to $17,987 as of December 31, 2020; and unearned revenues of $700,486 compared to $123,900 as December 31, 2020.

Cashflow from Operating Activities

During the three months ended March 31, 2021 the Company used $7,800 of cash for operating activities compared to the use of $15,620 of cash for operating activities during the three months ended March 31, 2020.

Cashflow from Financing Activities

During the three months ended March 31, 2021 the Company received cash from financing activities of $0 as compared to $15,620 for the three months ended March 31, 2020.

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

Future Financing

The Company will consider selling securities in the future to fund operations. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities. 16

Critical Accounting Policies

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

-16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

None

ITEM 5.	OTHER INFORMATION

The Financial Statements in this Form 10-Q have not been reviews by the Company's independent registered public accounting firm and the Company intends to file an amendment to this Form 10-Q once the review has been completed.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2021	Xtreme Fighting Championships, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer
Dated: September 27, 2021	Xtreme Fighting Championships, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer