Form 10-Q
period 2021-06-30
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2021-09-27
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM10-Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

-ii-

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC

INDEX TO FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

CONTENTS
Consolidated Balance Sheets at June 30, 2021 ( Unaudited)	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)	6
Notes to the Unaudited Financial Statements (Unaudited)	7-12

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 1,100	$ 13,049
Due from Related Party	$ 65,000	65,000

TOTAL CURRENT ASSETS	66,100	78,049

Property and Equipment, net	12,445	12,445
Intangible assets- net	11,673,622	12,253,610

TOTAL ASSETS	$ 11,752,167	$ 12,344,104
`
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 49,062	$ 37,330
Due to related party	$ 17,987	17,070
Convertible debt, net of discount, unamortized	786,458	579,118
Stock subscription payable	17,987	17,987
Unearned revenue	785,486	123,900

TOTAL CURRENT LIABILITIES	1,656,980	775,405

TOTAL LIABILITIES	1,656,980	775,405

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock- $0.001 par value, 2 shares authorized
shares authorized: 2 and 0 shares issued and
outstanding, respectively	1	1
Common stock- $0.001 par value, 76,000,000
shares authorized: 52,219,413 and 202,180,000 shares
issued and outstanding, respectively	99,816	99,816
Additional paid-in capital	46,715,387	46,715,387
Accumulated deficit	(36,720,017)	(35,246,505)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,095,187	11,568,699

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 11,752,167	$ 12,344,104

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues, net	$ 315	$ -	$ 36,598	$ -

Total revenues	$ 315	$ -	$ 36,598	$ -

Operating expenses:
General and administration	285,801	4,723,098	908,103	4,723,298
Depreciation and amortization	289,994	578,761	579,988	578,761
Total operating expenses	575,795	5,301,859	1,488,091	5,302,059

Loss from operations	(575,480)	(5,301,859)	(1,451,493)	(5,302,059)

Other income (expense)
Gain on debt forgiveness	-	-	-	-
Interest expense	(11,003)	-	(22,006)	-
Interest income	-	-	-	-
Total other income (expense)	(11,003)	-	(22,006)	-

Net income (loss)	$ (586,483)	$ (5,301,859)	$ (1,473,499)	$ (5,302,059)

Net loss per share (basic and diluted)	$ (0.00)	$ (0.03)	$ (0.01)	$ (0.03)

Weighted average shares outstanding	144,362,797	182,953,184	144,362,797	192,566,592

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2021
(Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	2	1	99,815,716	$ 99,816	$ 46,715,387	$ (35,246,505)	$ 11,568,699

Net loss	-	-	-	-	-	(887,029)	(887,029)

Balance, March 31, 2021	2	1	99,815,716	99,816	46,715,387	(36,133,534)	10,681,670

Net loss	-	-	-	-	-	(586,483)	(586,483)

Balance, June 30, 2021	2	1	99,815,716	$ 99,816	$ 46,715,387	$ (36,720,017)	$ 10,095,187

Balance, December 31, 2019	-	-	202,180,000	$ 202,180	$ 20,891,603	$ (21,130,879)	$ (37,096)

Net loss	-	-	-	-	-	(200)	(200)

Balance, March 31, 2020	-	-	202,180,000	202,180	20,891,603	(21,131,079)	(37,296)

Change in Control	2	1	(170,000,000)	(170,000)	169,999	-	-

Shares issued for acquisition of assets of Xtreme Fighting Championships, Inc.	-	-	16,655,002	16,655	23,133,798	-	23,150,453

Shares issued for services	-	-	3,384,411	3,384	4,699,773	-	4,703,157

Net loss	-	-	-	-	-	(5,301,859)	(5,301,859)

Balance, June 30, 2020	2	$ 1	52,219,413	$ 52,219	$ 48,895,173	$ (26,432,938)	$ 22,514,455

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTVITIES:

Net income (loss)	$ (1,473,499)	$ (5,302,059)
Adjustments to reconcile net income (loss) to net
Stock based compensation	84,344	4,703,157
Depreciation and Amotization	579,988	578,761
Changes in operating assets and liabilities
Accounts payable and accrued expenses	11,732	500
Convertible debt, net of discount, unamortized	-	200
Unearned revenue	785,486	46,355

Net Cash Used in Operating Activities	(11,949)	26,914

CASH FLOWS FROM INVESTING ACTVITIES:

Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTVITIES:
Net Proceeds from private placement	-	-

Increase (decrease) in cash	(11,949)	26,914

Cash, beginning of period	13,049	-

Cash, end of period	1,000	26,914

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for Taxes	$ -	$ -

SUPPLEMENTAL NON-CASH FINANCING ACTIVTIES:
Shares issued for acquistion of intangible assets	$ -	$ 23,150,453

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the period ended June 30, 2021.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the period ended June 30, 2021.

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

The Company's financial instruments consist of cash accounts payable and convertible notes.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of June 30, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On June 30, 2021, the Company had an accumulated deficit of $36,720,917, negative working capital of $1,590,880 and net loss of $586,483 during the period ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2021	2020
Current Assets	$66,110	$78,049
Current Liabilities	1,656,980	775,405
Working Capital (Deficit)	$(1,590,880)	$(697,356)

Cash Flows

	June 30,	March 31,
	2021	2020
Cash Flows from (used in) Operating Activities	$(11,949)	$(15,620)
Cash Flows from (used in) Financing Activities	-	15,620-
Net Increase (decrease) in Cash During Period	$(11,949)	$-

Operating Revenues

We have generated revenues of $315 for the three months ended June 30, 2021 and $0 for the three months ended June 30, 2020. We have generated revenues of $36,598 for the six months ended June 30, 2021 and $0 for the six months ended June 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2021 were $575,795 compared with $5,301,859 for the three months ended June 30, 2020.  Operating expenses for the three months ended June 30, 2021 consisted of general and administrative expenses of $285,801 for the three months ended June 30, 2021 compared to $4,723,098 for the three months ended June 30, 2020 and amortization expenses of $289,994 for the three months ended June 30, 2021 compared to $578,761 for the three months ended June 30, 2020.

Operating expenses for the six months ended June 30, 2021 were $1,488,091 compared with $5,302,059 for the six months ended June 30, 2020.  Operating expenses for the six months ended June 30, 2021 consisted of general and administrative expenses of $908,103 for the six months ended June 30, 2021 compared to $4,723,298 for the six months ended June 30, 2020 and amortization expenses of $579,988 for the six months ended June 30, 2021 compared to $578,761 for the six months ended June 30, 2020.

Other income (expense) for the three months ended June 30, 2021 were $11,003 compared with $0 for the three months ended June 30, 2020.  Other income (expense) for the three months ended June 30, 2021 consisted of interest expense of $11,003 compared to $0 for the three months ended June 30, 2020.

Other income (expense) for the six months ended June 30, 2021 were $22,006 compared with $0 for the six months ended June 30, 2020.  Other income (expense) for the six months ended June 30, 2021 consisted of interest expense of $22,006 compared to $0 for the six months ended June 30, 2020.

During the three months ended June 30, 2021, the Company recorded a net loss of ($586,483) compared with net loss of ($5,301,859) for the three months ended June 30, 2020.

During the six months ended June 30, 2021, the Company recorded a net loss of ($1,473,499) compared with net loss of ($5,302,059) for the three months ended June 30, 2020.

Liquidity and Capital Resources

As at June 30, 2021, the Company's cash balance was $1,100 compared to cash balance of $13,049 at June 30, 2020.  As of June 30, 2021, the Company's total assets were $11,752,167 compared to total assets of $12,344,104 as at June 30, 2020.

As of June 30, 2021, the Company had total liabilities of $1,656,980 compared with total liabilities of $775,405 as at June 30, 2020.  Liabilities for the six months ended June 30, 2021 consisted of accounts payable and accrued expenses of $49,062 compared to $37,330 for the year ended December 31, 2020, due to related party of $17,987 compared to $17,070 as of December 31, 2020; convertible debt, net of discount of $786,458 compared to $579,118 as of December 31, 2020; stock subscription payable of $17,987 compared to $17,987 as of December 31, 2020; and unearned revenues of $785,486 compared to $123,900 as December 31, 2020.

Future Financing

Cashflow from Operating Activities

During the three months ended June 30, 2021 the Company used ($11,949) of cash for operating activities compared to the use of $26,914 of cash for operating activities during the six months ended June 30, 2020.

Cashflow from Financing Activities

During the six months ended June 30, 2021 the Company received cash from financing activities of $0 as compared to $0 for the six months ended June 30, 2020.

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

None

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5. OTHER INFORMATION

The Financial Statements in this Form 10-Q have not been reviews by the Company’s independent registered public accounting firm and the Company intends to file an amendment to this Form 10-Q once the review has been completed.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2021	Xtreme Fighting Championships, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: September 27, 2021	Xteme Fighting Championships, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer