Form 10-Q/A
period 2021-03-31
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2021-10-06
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 120,595,979 shares of common stock as of September 27, 2021.

EXPLANATORY NOTE

Xtreme Fighting Championships, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2021, solely to properly disclose that the Company Financial Statements as filed for said quarter were unaudited and not reviewed in compliance with SEC rules.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q.  This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART 1 FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

C O N T E N T S

XTREME FIGHTING CHAMPIONSHIPS, INC.

Consolidated Balance Sheets

(Unaudited and Not Reviewed)

	March 31, 2021	December 31, 2020
ASSETS		
CURRENT ASSETS		
Cash	$ 5,249	$ 13,049
Due from Related Party	65,000	65,000
TOTAL CURRENT ASSETS	70,249	78,049
Property amd Equipment, net	12,445	12,445
Intangible assets, net	11,963,616	12,253,610
TOTAL ASSETS	$ 12,046,310	$ 12,344,104
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
CURRENT LIABILITIES		
Accounts Payable and Accrued Expenses	$ 49,062	$ 37,330
Due to related party	17,987	17,070
Convertible debt, net of discount, unamortized	579,118	579,118
Stock subscription payable	17,987	17,987
Unearned Revenues	700,486	123,900
TOTAL CURRENT LIABILITIES	1,364,640	775,405
TOTAL LIABILITIES	1,364,640	775,405
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred Stock, 10,000,000 shares authorized; $0.001 par value,		
2 anf 0 shares issued and outstanding respectively	1	1
Common Stock, 500,000,000 shares authorized; $0.001 par value, 99,815,716 and		
202,180,000 shares issued and outstanding respectively	99,816	99,816
Additional Paid-In Capital	46,715,387	46,715,387
Accumulated deficit	(36,133,534)	(35,246,505)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,681,670	11,568,699
TOTAL LIABILITITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 12,046,310	$ 12,344,104

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Consolidated Statements of Operations

(Unaudited and Not Reviewed)

	for the Three Months Ended March 31,	
	2021	**2020**
REVENUES		
Revenues, net	$ 36,270	$ -
Total Revenues	36,270	-
EXPENSES		
Operating expenses		
General and administrative	622,302	200
Depreciation and amortization	289,994	-
Total operating expenses	912,296	200
Operating loss	(876,026)	(200)
Interest expense	(11,003)	-
Gain on debt foregiveness	-	-
Total other income (expenses)	(11,003)	-
Net loss before taxes	(887,029)	(200)
Provision for income taxes	-	-
NET LOSS	$ (887,029)	$ (200)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	144,362,795	202,180,000

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Consolidated Statement of Cash Flows

(Unaudited and Not Reviewed)

	For the Three Months Ended March 31,	
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Loss for the year	$ (887,029)	$ (20,453,195)
Adjustments to reconcile net loss to net cash used in operating activities:		
Depreciation and amortization	289,994	
Amortization of debt discount		
Stock based compensation		20,550,000
Gain on debt foregiveness		(150,197)
Increase in accounts payable and accrued liabilities	12,649	37,772
Unearned revenues	576,586	
Net cash used in operating activities	(7,800)	(15,620)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Purchase of property and equioment		-
Due from related party		-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds from related party, net	-	15,620
Proceeds from issuance of stock		
Proceeds from notes payable		
Net Cash Provided by Financing Activities	-	15,620
Net (Decrease) Increase in Cash	(7,800)	-
Cash at Beginning of Period	13,049	-
Cash at End of Period	$ 5,249	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:		
Cash paid during the year for:		
Interest	$ -	$ -
Income Taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Beneficial conversion feature on convertible debt		$ -
Related party debt foregiveness		$ -

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited and Not Reviewed)

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited and Not Reviewed)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

\The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the period ended March 31, 2021.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited and Not Reviewed)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited and Not Reviewed)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited and Not Reviewed)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2021	2020

Current Assets	$ 70,249	$ 78,049
Current Liabilities	1,346,640	775,405
Working Capital (Deficit)	$(1,294,391)	$(697,356)

Cash Flows

	March 31,	March 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$(7,800)	$(15,620)
Cash Flows from (used in) Financing Activities	-	15,620-
Net Increase (decrease) in Cash During Period	$(7,800)	$-

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

The Financial Statements in this Form 10-Q have not been audited or reviewed by the Company’s independent registered public accounting firm and the Company intends to file an amendment to this Form 10-Q once the review has been completed.

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

Dated: October 6, 2021	Xtreme Fighting Championships, Inc..

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: October 6, 2021	Duke Mountain Resources, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer