Form 10-Q/A
period 2021-06-30
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2021-10-07
CIK 1379043

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

EXPLANATORY NOTE

Xtreme Fighting Championships, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2021, solely to properly disclose that the Company Financial Statements as filed for said quarter were unaudited and not reviewed in compliance with SEC rules.

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

PART 1 FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

C O N T E N T S

**XTREME FIGHTING CHAMPIONSHIPS, INC.**

**Consolidated Balance Sheets**

**(Unaudited and Not Reviewed)**

| | June 30, 2021 | December 31, 2020 |
|---|---|---|
| **ASSETS** | | |
| **CURRENT ASSETS** | | |
| Cash | $ 1,100 | $ 13,049 |
| Due from Related Party | $ 65,000 | 65,000 |
| **TOTAL CURRENT ASSETS** | 66,100 | 78,049 |
| Property and Equipment, net | 12,445 | 12,445 |
| Intangible assets- net | 11,673,622 | 12,253,610 |
| **TOTAL ASSETS** | $ 11,752,167 | $ 12,344,104 |
| **LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)** | | |
| **CURRENT LIABILITIES** | | |
| Accounts payable and accrued expenses | $ 49,062 | $ 37,330 |
| Due to related party | $ 17,987 | 17,070 |
| Convertible debt, net of discount, unamortized | 786,458 | 579,118 |
| Stock subscription payable | 17,987 | 17,987 |
| Unearned revenue | 785,486 | 123,900 |
| **TOTAL CURRENT LIABILITIES** | 1,656,980 | 775,405 |
| **TOTAL LIABILITIES** | 1,656,980 | 775,405 |
| **STOCKHOLDERS' EQUITY (DEFICIT)** | | |
| Preferred stock- $0.001 par value, 2 shares authorized shares authorized: 2 and 0 shares issued and outstanding, respectively | 1 | 1 |
| Common stock- $0.001 par value, 76,000,000 shares authorized: 52,219,413 and 202,180,000 shares issued and outstanding, respectively | 99,816 | 99,816 |
| Additional paid-in capital | 46,715,387 | 46,715,387 |
| Accumulated deficit | (36,720,017) | (35,246,505) |
| **TOTAL STOCKHOLDERS' EQUITY (DEFICIT)** | 10,095,187 | 11,568,699 |
| **TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)** | $ 11,752,167 | $ 12,344,104 |

The accompanying notes are an integral part of these consolidated financial statements.

**Consolidated Statements of Stockholders' Equity (Deficit)**
**For the Six Months Ended June 30, 2021**
**(Unaudited and Not Reviewed)**

| | Preferred Stock | | Common Stock | | Additional Paid-in Capital | Accumulated Deficit | Total |
|---|---|---|---|---|---|---|---|
| | Shares | Amount | Shares | Amount | | | |
| Balance, December 31, 2020 | 2 | 1 | 99,815,716 | $ 99,816 | $ 46,715,387 | $ (35,246,505) | $ 11,568,699 |
| Net loss | - | - | - | - | - | (887,029) | (887,029) |
| Balance, March 31, 2021 | 2 | 1 | 99,815,716 | 99,816 | 46,715,387 | (36,133,534) | 10,681,670 |
| Net loss | - | - | - | - | - | (586,483) | (586,483) |
| Balance, June 30, 2021 | 2 | 1 | 99,815,716 | $ 99,816 | $ 46,715,387 | $ (36,720,017) | $ 10,095,187 |
| | | | | | | | |
| Balance, December 31, 2019 | - | - | 202,180,000 | $ 202,180 | $ 20,891,603 | $ (21,130,879) | $ (37,096) |
| Net loss | - | - | - | - | - | (200) | (200) |
| Balance, March 31, 2020 | - | - | 202,180,000 | 202,180 | 20,891,603 | (21,131,079) | (37,296) |
| Change in Control | 2 | 1 | (170,000,000) | (170,000) | 169,999 | - | - |
| Shares issued for acquisition of assets of Xtreme Fighting Championships, I | - | - | 16,655,002 | 16,655 | 23,133,798 | - | 23,150,453 |
| Shares issued for services | - | - | 3,384,411 | 3,384 | 4,699,773 | - | 4,703,157 |
| Net loss | - | - | - | - | - | (5,301,859) | (5,301,859) |
| Balance, June 30, 2020 | 2 | $ 1 | 52,219,413 | $ 52,219 | $ 48,895,173 | $ (26,432,938) | $ 22,514,455 |

The accompanying notes are an integral part of these consolidated financial statements.

**XTREME FIGHTING CHAMPIONSHIPS, INC.**

**Consolidated Statements of Cash Flows**

(Unaudited and Not Reviewed)

| | For the Six Months Ended June 30, 2021 | For the Six Months Ended June 30, 2020 |
|---|---|---|
| **CASH FLOWS FROM OPERATING ACTVITIES:** | | |
| Net income (loss) | $ (1,473,499) | $ (5,302,059) |
| Adjustments to reconcile net income (loss) to net | | |
| Stock based compensation | 84,344 | 4,703,157 |
| Depreciation and Amotization | 579,988 | 578,761 |
| Changes in operating assets and liabilities | | |
| Accounts payable and accrued expenses | 11,732 | 500 |
| Convertible debt, net of discount, unamortized | - | 200 |
| Unearned revenue | 785,486 | 46,355 |
| Net Cash Used in Operating Activities | (11,949) | 26,914 |
| **CASH FLOWS FROM INVESTING ACTVITIES:** | | |
| Net Cash Used in Investing Activities | - | - |
| **CASH FLOWS FROM FINANCING ACTVITIES:** | | |
| Net Proceeds from private placement | - | - |
| Increase (decrease) in cash | (11,949) | 26,914 |
| Cash, beginning of period | 13,049 | - |
| Cash, end of period | 1,100 | 26,914 |
| SUPPLEMENTAL DISCLOSURES: | | |
| Cash paid for interest | $ - | $ - |
| Cash paid for taxes | $ - | $ - |
| SUPPLEMENTAL NON-CASH FINANCING ACTIVTIES: | | |
| Shares issued for acquistion of intangible assets | $ - | $ 23,150,453 |

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Notes to the Consolidated Financial Statements

(Unaudited and Not Reviewed )

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

(Unaudited and Not Reviewed )

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

(Unaudited and Not Reviewed )

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

(Unaudited and Not Reviewed )

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

(Unaudited and Not Reviewed )

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2021	2020

Current Assets	$ 66,110	$ 78,049
Current Liabilities	1,656,980	775,405
Working Capital (Deficit)	$(1,590,880)	$(697,356)

Cash Flows

	June 30,	March 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$(11,949)	$(15,620)
Cash Flows from (used in) Financing Activities	-	15,620-
Net Increase (decrease) in Cash During Period	$(11,949)	$-

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

Dated: October 7, 2021	Duke Mountain Resources, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: October 7, 2021	Duke Mountain Resources, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer