Form 10-Q
period 2021-09-30
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2021-11-15
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

PART 1 FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2021

C O N T E N T S

XTREME FIGHTING CHAMPIONSHIPS, INC.

Consolidated Balance Sheets

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS		
CURRENT ASSETS		
Cash	$ -	$ 13,049
Due from Related Party	65,000	65,000
TOTAL CURRENT ASSETS	65,000	78,049
Property and Equipment, net	12,445	12,445
Intangible assets- net	11,383,628	12,253,610
TOTAL ASSETS	$ 11,461,073	$ 12,344,104
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 49,062	$ 37,330
Bank overdraft	534	-
Due to related party	17,987	17,070
Convertible debt, net of discount, unamortized	687,515	579,118
Stock subscription payable	17,987	17,987
Unearned revenue	785,486	123,900
TOTAL CURRENT LIABILITIES	1,558,571	775,405
TOTAL LIABILITIES	1,558,571	775,405
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred stock- $0.001 par value, 2 shares authorized shares authorized: 2 and 0 shares issued and outstanding, respectively	1	1
Common stock- $0.001 par value, 76,000,000 shares authorized: 52,219,413 and 202,180,000 shares issued and outstanding, respectively	99,816	99,816
Additional paid-in capital	46,715,387	46,715,387
Accumulated deficit	(36,912,702)	(35,246,505)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	9,902,502	11,568,699
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 11,461,073	$ 12,344,104

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	2	1	99,815,716	99,816	46,715,387	(35,246,505)	11,568,699
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(887,029)	(887,029)
Balance, March 31, 2021	2	1	99,815,716	99,816	46,715,387	(36,133,534)	10,681,670
Net loss for the three mnoths ended June 30, 2021	-	-	-	-	-	(586,483)	(586,483)
Balance, June 30, 2021	2	1	99,815,716	99,816	46,715,387	(36,720,017)	10,095,187
Net Loss for the three months ended September 30, 2021	-	-	-	-	-	(192,685)	(192,685)
Balance September 30, 2021	2	1	99,815,716	$ 99,816	$ 46,715,387	$ (36,912,702)	$ 9,902,502
Balance, December 31, 2019	-	-	202,180,000	$ 202,180	$ 20,891,603	$ (21,130,879)	$ (37,096)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(200)	(200)
Balance, March 31, 2020	-	-	202,180,000	202,180	20,891,603	(21,131,079)	(37,296)
Change in Control	2	1	(170,000,000)	(170,000)	169,999	-	-
Shares issued for acquisition of assets of Xtreme Fighting Championships, I	-	-	16,655,002	16,655	23,133,798	-	23,150,453
Shares issued for services	-	-	3,384,411	3,384	4,699,773	-	4,703,157
Net loss	-	-	-	-	-	(5,301,859)	(5,301,859)
Balance, June 30, 2020	2	1	52,219,413	52,219	48,895,173	(26,432,938)	22,514,455
Shares issued from previous cancellation	-	-	16,640,040	16,640	(16,640)	-	-
Shares issued for cash received	-	-	5,000,000	5,000	1,760,000	-	1,765,000
Net loss for the three months ended September 30, 2021						(3,055,826)	(3,065,826)
Balance at September 30, 2020	2	1	73,859,453	$ 73,859	$ 50,638,533	$ (29,488,764)	$ 21,213,629

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2021	2020
CASH FLOWS FROM OPERATING ACTVITIES:		
Net income (loss)	$ (1,666,184)	$ (8,367,885)
Adjustments to reconcile net income (loss) to net		
Stock based compensation	84,344	4,703,157
Depreciation and Amotization	869,982	1,736,284
Fair value of stock issued for cash		1,500,000
Changes in operating assets and liabilities		
Accounts payable and accrued expenses	11,732	800
Deposits	534	(50,000)
Accounts payable and accrued liabilities - related party	(98,943)	200
Unearned revenue	785,486	46,355
Net Cash Used in Operating Activities	(13,049)	(431,089)
CASH FLOWS FROM INVESTING ACTVITIES:		
Purchase of property and equipment		(14,000)
Net Cash Used in Investing Activities	-	(14,000)
CASH FLOWS FROM FINANCING ACTVITIES:		
Proceeds from stock purchased		324,965
Proceeds from convertible debt	-	200,000
Net cash provided by financing activity		524,965
Increase (decrease) in cash	(13,049)	79,876
Cash, beginning of period	13,049	-
Cash, end of period	-	79,876
SUPPLEMENTAL DISCLOSURES:		
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
SUPPLEMENTAL NON-CASH FINANCING ACTIVTIES:		
Shares issued for acquistion of intangible assets	$ -	$ 23,150,453
Non-cash adjustments during the period of		
Beneficial conversion feature on stock issued		$ 1,500,000

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the period ended September 30, 2021.

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

The Company's financial instruments consist of cash accounts payable and convertible notes.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of September 30, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On September 30, 2021, the Company had an accumulated deficit of $36,720,917, negative working capital of $1,590,880 and net loss of $586,483 during the period ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	December 31,
	2021	2020

Current Assets	$ 65,000	$ 78,049
Current Liabilities	1,558,571	775,405
Working Capital (Deficit)	$(1,493,571)	$(697,356)

Cash Flows

	September 30,	March 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$(13,049)	$(15,620)
Cash Flows from (used in) Financing Activities	-	15,620-
Net Increase (decrease) in Cash During Period	$(13,049)	$-

Operating Revenues

We have generated revenues of $345,762 for the three months ended September 30, 2021 and $0 for the three months ended September 30, 2020. We have generated revenues of $382,363 for the nine ended September 30, 2021 and $0 for the nine months ended September 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2021 were $527,447 compared with 1,565,826 for the three months ended September 30, 2020.  Operating expenses for the three months ended September 30, 2021 consisted of general and administrative expenses of $237,453 for the three months ended September 30, 2021 compared to $42,262 for the three months ended September 30, 2020 and amortization expenses of $289,994 for the three months ended September 30, 2021 compared to $1,157,523 for the three months ended September 30, 2020.

Operating expenses for the nine months ended September 30, 2021 were $2,015,535 compared with $6,867,885 for the nine months ended September 30, 2020.  Operating expenses for the nine months ended September 30, 2021 consisted of general and administrative expenses of $1,145,556 for the nine months ended September 30, 2021 compared to $4,765,560 for the nine months ended September 30, 2020 and amortization expenses of $869,982 for the nine months ended September 30, 2021 compared to $1,736,284 for the nine months ended September 30, 2020.

Other income (expense) for the three months ended September 30, 2021 were $11,003 compared with $(1,500,000) for the three months ended September 30, 2020.  Other income (expense) for the three months ended September 30, 2021 consisted of interest expense of $11,003 compared to $(1,500,000) for the three months ended September 30, 2020.

Other income (expense) for the nine months ended September 30, 2021 were $33,009 compared with $(1,500,000) for the nine months ended September 30, 2020.  Other income (expense) for the nine months ended September 30, 2021 consisted of interest expense of $33,009 compared to $(1,500,000) for the nine months ended September 30, 2020.

During the three months ended September 30, 2021, the Company recorded a net loss of ($192,685) compared with net loss of ($3,065,826) for the three months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company recorded a net loss of ($1,666,184) compared with net loss of ($8,367,885) for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As at September 30, 2021, the Company's cash balance was $0 compared to cash balance of $13,049 at December 31, 2020. As of September 30, 2021, the Company's total assets were $11,461,073 compared to total assets of $12,344,104 as at December 31, 2020.

As of September 30, 2021, the Company had total liabilities of $1,558,571 compared with total liabilities of $775,405 as at December 31, 2020.  Liabilities for the nine months ended September 30, 2021 consisted of accounts payable and accrued expenses of $49,062 compared to $37,330 for the year ended December 31, 2020, due to related party of $17,987 compared to $17,070 as of December 31, 2020; convertible debt, net of discount of $687,515 compared to $579,118 as of December 31, 2020; stock subscription payable of $17,987 compared to $17,987 as of December 31, 2020; and unearned revenues of $785,486 compared to $123,900 as December 31, 2020.

Cashflow from Operating Activities

During the three months ended September 30, 2021 the Company used ($13,049) of cash for operating activities compared to the use of $431,089 of cash for operating activities during the nine months ended September 30, 2020.

Cashflow from Financing Activities

During the nine months ended September 30, 2021 the Company received cash from financing activities of $0 as compared to $524,965 for the nine months ended September 30, 2020.

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

Dated: November 15, 2021	Xtreme Fighting Championships, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: November 15, 2021	Xtreme Fighting Championships, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer