Form 10-K
period 2021-12-31
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2022-04-21
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTCQB on April 21, 2022 was $103,359,667.84.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2022
Common Stock, $0.001 par value	117,454,168

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

Fiscal Year Ended December 31, 2021

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

Our operations are organized around the following principal activities:

Live Events:

•	We produce and promote live XFC fighting events featuring a variety of MMA fighters in all major weight classes for both men and women. XFC Fighters include both veterans and the next generation of rising superstars who compete in Main Event matches held in the iconic XFC Hexagon.

Talent Development:

•	We actively seek out new talent to establish the next generation of MMA fighters to provide our audiences with the exciting combat action for which XFC events have become known. Our fighter-centric leadership team takes pride in discovering the next generation of rising superstars and providing them the resources and training required to maximize their success in the Hexagon. A key element to the success of our talent development efforts surrounds our national and regional “Tryouts” which are held to identify the next generation of talent. These events are designed to highlight the competitive elements of our events and allow fighters to rise through multiple levels of the tryout and tournament competitions. New fighters that are identified at our tryouts are offered the chance to sign an exclusive agreement to compete in XFC events for a specified period of time.

Media:

•	We are focused on broadcasting and promoting our events on a variety of traditional and internet media. XFC events have been available though some of the largest media venues globally, including Terra TV, UOL and AXSTV/HDNet in the United States, Rede TV! in South Africa, and premium cable and satellite television network HBO. Many of the events we hold are later rebroadcast over internet media, primarily YouTube, where we highlight our Tryouts. In addition to broadcast platforms, we seek to maximize exposure of our events and fighters through internet and social media channels to promote engagement and interaction with our fighters.

Advertising and Sponsorships:

•	We are in the early stages of developing our advertising and sponsorship programs that will extend from our live events to broadcast and social media content. We believe our audiences represent a prime marketing demographic of young, action oriented, sports enthusiasts the would be attractive to a wide range of consumer products. We intend to develop advertising and sponsorship packages to address the needs of such sponsors.

Merchandising:

•	We plan to develop merchandise to promote our XFC brand among consumers and MMA sports enthusiasts. XFC-branded merchandise may include apparel and accessories sold under licensing arrangements or direct to consumers on our website. Merchandising opportunities may extend to toys, video games, and other products in the future.

Xtreme Fighting Championships, Inc. is a corporation organized under the laws of the State of Nevada and was incorporated on May 3, 2006. Our authorized capital consists of 800,000,000 common shares, with a par value of $0.001 per share and 10,000,000 authorized preferred shares. As of April 21, 2022, we had 117,454,168 shares of common stock issued and outstanding.  Our headquarters and principal executive offices are located at 495 Grand Boulevard, Unit 206, Miramar Beach, FL 32550; our telephone number is (949) 290-4914, and our corporate website is www.xfcmma.net. We do not intend for information contained on our website to be part of this Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly, and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Currently, the Company’s common stock is quoted on the OTC Markets electronic exchange under the symbol “XFCI.”

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

On December 17, 2021, the Financial Industry Regulatory Authority, also known as FINRA, approved our name change to Xtreme Fighting Championships, Inc. and a change to our stock symbol on the Over-the-Counter Stock Exchange from “DKMR” to “XFCI”. In addition, we performed a 1 for 1000 reverse stock split. Which reduced our outstanding stock from 132,419,516 to 132,420.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 3. Legal Proceedings.

On June 24, 2021 the Company was sued by Harbor Gates Capital, LLC (“Harbor Gates”) in the United States District Court for the Southern District of Florida, Civil Action No. 1:21cv22322 for default on a note. Harbor Gates alleges that on or about September 14, 2020 the Company issued to them a convertible note for $210,000 convertible into the Company’s common stock. The note was due within six months from the funding, and they alleged that the Company was in default. . On March 4,2022, a final Default Judgement was entered against the Company. The Company is planning to appeal this decision.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the over the counter under the symbol “XFCI”.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The last reported sales price of our common stock on the OTC Markets on September 1, 2021 was $0.05 per share.

	High	Low
Year ended December 31, 2021
Quarter ended March 31, 2021	$0.97	$0.14
Quarter ended June 30, 2021	$2.95	$0.60
Quarter ended September 30, 2021	$1.05	$0.25
Quarter ended December 31, 2021	$0.95	$0.36

Year ended December 31, 2020
Quarter ended March 31, 2020	$0.97	$0.14
Quarter ended June 30, 2020	$2.95	$0.60
Quarter ended September 30, 2020	$1.05	$0.25
Quarter ended December 31, 2020	$0.95	$0.36

Equity Compensation Plan Information

As of December 31, 2020, we had no issued and outstanding options to purchase shares of common stock.

The following table provides information about our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans – approved by security holders	-	$-	-
Equity compensation plans not issued under an equity compensation plan	-	$-	-
Total	-	-	-

Holders

As of April 12, 2022, we had 117,454,168 shares of our common stock, par value $0.001, issued and outstanding held by approximately 264 stockholders of record.

As of April 12, 2022, we had 2 shares of series AA preferred shares, par value $0.001, issued and outstanding held by approximately one stockholders of record.

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

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year ended December 31, 2021, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock.

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

Overview

The purpose of the Company is to serve as a professional mixed martial arts fighting league within the U.S. The Company has a December 31 year end.  As of December 31, 2021, the issued and outstanding shares of common stock totaled 77,243,073 and the issued and outstanding shares of preferred totaled 2.

Recent Events

None

Going Concern

The report of our independent registered public accounting firms that accompanies our audited consolidated financial statements for the year ended December 31, 2021, contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We had net cash used in operations of $500,000 during the year ended December 31, 2021. At December 31, 2021, we had working capital deficit of $1,187,287. Additionally, at December 31, 2021, we had an accumulated deficit of $37,719,964. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Net Revenue. For the years ended December31, 2021, and 2020, revenues generated were approximately $2,180,324 and $371,298, an increase of $1,809,026 or 487%. Revenues were derived primarily from sponsorship advertising during the fights.

Operating Expenses. Total operating expenses for the year ended December 31, 2021, were $4,606,683 a, decrease of $9,836,230 or 313%, from total operating expenses for the year ended December 31, 2020, of $14,071,615.

Selling, General Administration expenses. Selling, general and administration expenses for the year ended December 31, 2021, were $2,700,297, a decrease of $10,582,936, or 492%, from selling, general and administration expenses for the year ended December 31, 2020, of $13,282,936. The Company commenced operations operating as sports entertainment media company in 2020.

Depreciation and amortization. Depreciation and amortization expenses were $1,906,683 for the year ended December 31, 2021, as compared to $1,159,977 for the year ended December 31, 2020 an increase of $746,706, or 64%.

Interest Expense. Interest expenses were $47,100 and $44,011 during the years ended December 31, 2021, and 2020 respectively, representing an increase of $3,089 or 7%. The increase is primarily attributable to the addition of debt of $500,000 in 2021.

We expect our expenses in each of these areas to continue to increase during fiscal 2022 and beyond as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Net Loss. We recorded net loss after income tax of $2,473,459 for the year ended December 31,2021, as compared to a net loss of $14,115,626 for the year ended December 31,2020. The decrease is a result of the factors as described above.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2021, we had a cash balance of $23,119 and working capital is a deficit of $1,187,287.

Our current assets at December 31,2021 were $88,119 and $78,049, for December 31, 2020 or an increase of $10,070 or 12%. The increase included cash of $10,070.

Our current liabilities at December 31, 2021 increased to $1,275,406 from $775,406 or an increase of $500,000 or 64% from December 31, 2020. The increase is comprised of increases in convertible debt of $500,000.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2021, amounted to $500,000 and were attributable to; our net loss of $2,473,459, offset by; depreciation and amortization of $1,906,386. Changes in operating assets and liabilities were reflected by increases in accounts payable and other current liabilities.

Net cash flows used in operating activities for the year ended December 31, 2020, amounted to $15,620 and were attributable to; our net loss of $20,453,195, offset by; stock-based compensation of $20,550,000, gain on debt forgiveness of ($150,197). Changes in operating assets and liabilities were reflected by increases in accounts payable and other current liabilities of 37,772.

Investing Activities

Net cash flows used in investing activities were $0 and $78,999 or the years ended December 31, 2021, and 2020, respectively. For the year ended December 31, 2020, we purchased property and equipment of $13,999 and gave advances to a related party of $65,000.

Financing Activities

Net cash flows provided by financing activities were $500,000 and $806,818 for the years ended December 31,2021 and 2020, respectively.

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

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

On November 15, 2021, the company’s Board of Directors approved the dismissal of MaloneBailey, LLP (“MaloneBailey”) as the Company's independent registered public accounting firm.

MaloneBailey’s report on the Company’s consolidated financial statements for the year ended December 31, 2020, did not contain any adverse opinion and were not qualified or modified as to uncertainty audit scope, or accounting principles except with respect to an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern. During their engagement from March 15, 2021 to November 15, 2021 there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference thereto in its report or “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 .

The Company provided MaloneBailey with a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K, and requested that MaloneBailey furnish the Company with a copy of its letter addressed to the Securities and Exchange Commission (the “SEC”), pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not MaloneBailey agrees with the statements related to them made by the Company in this report. A copy of MaloneBailey's letter to the SEC dated November 15, 2021 is attached as Exhibit 16.1 to this report.

(b) Newly Engaged Independent Registered Public Accounting Firm

On November 16, 2021, the company’s Board of Directors approved the appointment of BF Bordgers CPA PC ("Borgers") as the Company's new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2021.  During the fiscal years ended December 31, 2020 and December 31, 2019, neither the Company, nor anyone on its behalf, consulted Borgers regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Borgers that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses related to (i) lack of an internal audit function, (ii) a lack of segregation of duties within accounting functions, (iii) lack of procedures over the Company’s business processes and (iv) lack of formal review process that includes multiple levels of review over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our executive officers, directors and significant employees as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Steve A. Smith Jr.	47	January 23, 2020	Chief Executive Officer, Chief Financial Officer and Chairman

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

Item 11. Executive Compensation

2020 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (as defined in Item 402(m)(2) of Regulation S-K) for the fiscal years ended December 31, 2020 and December 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- Sation ($)	Total ($)

Steve A. Smith	2021	$25,122	$0	$0	$0	$0	$0	$174,300	$199,422
(Chief Executive & Chief Financial Officer and Director	2020	$0	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure to the Summary Compensation Table

Outstanding Equity Awards at 2021 Fiscal Year-End

There were no equity awards for each named executive officer as of December 31, 2021.

2020 Director Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2021 and December 31, 2020.

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

Employment Agreements with Current Management

Other than as described above, there are no additional agreements with current management, for the years ended December 31, 2021 and 2020, respectively.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

There were no grants of plan-based awards as of December 31, 2021.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of December 31, 20221, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors, naming them; (2) our named executive officers; (3) our directors and executive officers as a group, without naming them; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 1, 2021 upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of December 31, 2021 have been exercised and converted.

Amount and Nature of Beneficial Ownership

	Common Stock (1)
Name and Address of Beneficial Owner (2)	Number of Shares		Percent
Directors and Executive Officers
Steve A. Smith Jr.	133,283,334	(3)	56.5%
			%
			%
Directors and Executive Officers as a Group (1 person)	133,283,334		56.5%

5% Stockholders:
Steve A. Smith Jr.	133,283,334		56.5%

(1) In determining the percent of common stock beneficially owned by a person or entity, (a) the numerator is the number of shares beneficially owned by such person or entity, including shares which may be acquired by that person within 60 days of April 21, 2022, upon the conversion of Preferred Series AA, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 21, 2022 (117454168 shares), and (ii) the total number of shares that the beneficial owner may acquire within 60 days of September 1, 2021 upon exercise of Preferred Series AA, (93,963,334 shares).

(2) Unless otherwise indicated in the footnotes, the address of the beneficial owners is c/o Xtreme Fighting Championship, Inc., 495 Grand Boulevard, Unit 206, Miramar Beach, Florida 32550.

(3) Represents 39,320,000 shares of common stock and 93,963,334 shares convertible into common, within 60 days upon the conversion of 2 shares of convertible preferred Series AA.

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

The Company recorded amounts due to related party advances of $17,070, for accounts payable, for the years ended December 31, 2021 and December 31, 2020.

Item 14. Principal Accounting Fees and Services

On November 15, 2021, the company’s Board of Directors approved the dismissal of MaloneBailey, LLP (“MaloneBailey”) as the Company's independent registered public accounting firm.

MaloneBailey’s prepared a report on the Company’s consolidated financial statements for the year ended December 31, 2020, During the year 2021, MaloneBailey, LLP was the Company’s independent registered public accounting until November 15, 2021, their audit fees were $30,000 and were accounted for in the 2020 fiscal year. For the fiscal year ended December 31, 2021, BF Borders CPA, PC was the Company’s independent registered public accounting firm their fees were $20,000.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2021, and 2020.

	2021		2020
Audit Fees (1)		$20,000	$$30,000
Audit-related Fees	$		-
Tax Fees	$		-
All Other Fees	$		-
Total Fees		$20,000	$$30,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3) Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Audit Committee Pre-approval Policies and Procedures

We do not, and during 2021 did not, have an audit committee. However, the full board of directors currently performs the duties of an audit committee. The board of directors has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accounting firm. Such pre-approval can be given as part of the board’s approval of the scope of the engagement of the independent public registered accounting firm or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. All work performed by our independent registered public accounting firm for us in 2021 and 2020 was pre-approved by the board of directors.

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

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2022	XTREME FIGHTING CHAMPIONSHIPS INC.

	By:	/s/ Steve A. Smith Jr.
Steve A. Smith Jr.
Title: Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve A. Smith Jr.	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)	April 21, 2022

XTREME FIGHTING CHAMPIONSHIPS, INC

FKA: DUKE MOUNTAIN RESOURCES, INC.

XTREME FIGHTING CHAMPIONSHIPS, INC.
FKA: DUKE MOUNTAIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
Audited

	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash	$23,119	$13,049
Due from Related Party	65,000	65,000

TOTAL CURRENT ASSETS	88,119	78,049

Property and Equipment, net	7,778	12,445
Intangible assets, net	10,351,891	12,253,610

TOTAL ASSETS	$10,447,788	$12,344,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$37,331	$37,331
Due to related party	17,070	17,070
Convertible debt, net of discount, unamortized	1,079,118	579,118
Stock subscription payable	17,987	17,987
Unearned Revenues	123,900	123,900

TOTAL CURRENT LIABILITIES	1,275,406	775,406

TOTAL LIABILITIES	1,275,406	775,406

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; $0.001 par value,
2 and 0 shares issued and outstanding respectively	1	1
Common Stock, 500,000,000 shares authorized; $0.001 par value, 99,815,716 and
202,180,000 shares issued and outstanding respectively	77,243	100
Additional Paid-In Capital	46,815,102	46,815,102
Deficit Accumulated During Development Stage	(37,719,964)	(35,246,505)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	9,172,382	11,568,698

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$10,447,788	$12,344,104

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
FKA: DUKE MOUNTAIN RESOURCES, IMC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

	For the Years Ended
	December 31,
	2021	2020
REVENUES

Revenues, net	$2,130,324	$371,298

Total Revenues	2,180,324	371,298

EXPENSES

Operating expenses
General and administrative	2,700,297	13,282,936
Depreciation and amortization	1,906,386	1,159,977
Total operating expenses	4,606,683	14,442,913

Operating loss	(2,426,359)	(14,071,615)

Interest expense	(47,100)	(44,011)
Gain on debt forgiveness	—	—
Total other income (expenses)	(47,100)	(44,011)

Net loss before taxes	(2,473,459)	(14,115,626)

Provision for income taxes	—	—

NET LOSS	$(2,473,459)	$(14,115,626)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	132,338,999	144,362,795

The accompanying notes are an integral part of these financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
FNA: GUKE MOUNTAIN RESOURCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the Years Ended December 31, 2021 and 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	—	—	202,180	$202	$21,093,581	$(21,130,879)	$(37,096)

Common shares converted to preferred shares	2	$1	(170,000)	(170)	169		—
Shares issued for settlement of debt			—	—	100,000		100,000
Shares issued for acquisition of intangible asset			16,640	17	13,312,014		13,312,031
Shares issued for transaction fees			600	1	136,499		136,500
Shares issued for services			49,253	49	11,995,022		11,995,071
Shares issued for cash			1,143	1	156,817		156,818
Beneficial conversion feature of convertible debt					21,000		21,000
Net loss for the year ended December 31, 2020	—	—	—	—	—	(14,115,626)	(14,115,626)

Balance at December 31, 2020	2	$1	99,816	$100	$46,815,102	$(35,246,505)	$11,568,698

Shares issued for services			77,143,257	77,143			77,143

Net loss for the year ended December 31, 2021	—	—	—	—	—	(2,473,459)	(2,473,459)

Balance at December 31, 2021	2	$1	77,243,073	$77,243	$46,815,102	(37,719,964)	$9,172,382

The accompanying notes are an integral part of these financial statements

XTREME FIGHTING CHAMPIONSHIPS, INC.
FNA DUKE MOUNTAIN RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the year	$(2,473,459)	$(14,115,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,906,386	1,159,977
Amortization of debt discount		86,618
Stock based compensation	—	11,995,071
Gain on debt forgiveness	—
Increase in accounts payable and accrued liabilities	—	35,290
Unearned revenues		123,900
Net cash used in operating activities	(567,073)	(714,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	13,999
Due from related party		65,000
Net cash used in investing activities	—	78,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	156,818
Proceeds from notes payable	500,000	650,000
Net Cash Provided by Financing Activities	500,000	806,818

Net (Decrease) Increase in Cash	10,070	13,049
Cash at Beginning of Period	13,049	—
Cash at End of Period	$23,119	$13,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	`
Cash paid during the year for:
Interest	$—	$—
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on convertible debt		$21,000
Related party debt forgiveness		$100,000
Acquisition of intangible assets with common stock		$13,312,032
Commitment shares issued for convertible notes		$136,500
Conversion of common shares to preferred shares		$170,000

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the year ended December 31, 2021.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the years ended December 31, 2021 and 2020.

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

The Company's financial instruments consist of cash accounts payable and convertible notes. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of December 31, 2021 and 2020.

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

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following are dilutive common stock equivalents during the years ended:

	December 31, 2021		December 31, 2020
Convertible preferred stock	79,852,572	(1)	79,852,572	(1)
Convertible notes payable	500,000	(2)	700,000	(2)
Total	80,352,572		80,582,572

(1)

As of December 31, 2021, 39,926,286 shares of our common stock are issuable upon conversion of each share of Convertible Preferred Series AA stock. Each share is convertible into 40% of the then outstanding common stock. As there were 2 shares of Convertible Preferred Series AA stock issued and outstanding, the shares would be convertible into 79,852,572 shares of common stock.

(2)

700,000 shares of our common stock are issuable upon conversion of $210,000 of Convertible Notes Payable at a conversion rate of $0.30 per share, as of December 31, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On December 31, 2021, the Company had an accumulated deficit of $37,719,964, negative working capital of $1,187,286 and net loss of $2,473,459 during the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2021, the amounts due to a related party included advances made of $17,070, for accounts payable.

As of December 31, 2020, the amounts due to a related party were $17,070 for accounts payable.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

At December 31, 2021 and December 31, 2020, property and equipment, net, consisted of the following:

	December 31, 2021	December 31, 2020
Venue equipment	$13,999	$13,999

Less accumulated depreciation	(6,221)	(1,554)

Total	$7,778	$12,445

Depreciation expense for the years ended December 31, 2021, and 2020 was $4,667 and $1,554, respectively.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

On May 10, 2020, the Company acquired intellectual property assets of Xtreme Fighting Championships Inc. a Florida corporation, for 16,640,040 shares of common stock with a fair value of $13,312,032. The purchase price was allocated to content library and the XFC trademark. Intangible assets at December 31, 2020 consist of :

Intangible assets
Trademark	$1,800,000
Content library	11,512,032
13,312,032
Less accumulated amortization	(2,960,313)
$10,351,891

Estimated future amortization for the content library intangible asset is as follows for the year ending:

2021	$1,901,719
2022	1,644,576
2023	1,644,576
2024	1,644,576
2025	1,644,576
Thereafter	1,993,587
$10,453,610

Amortization expense for the years ended December 31, 2021 and 2020 was $1,0901,719 and $1,058,422 respectively. .

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT

On September 30, 2020, the Company entered into a Convertible Promissory Note with Harbor Gates Capital, LLC, ("HGC") in the aggregate principal amount of $210,000 with a $10,000 original issue discount. The note bears interest at 10% per annum and is convertible into shares of the Company's common stock at a conversion price of $0.30. The Company also agreed to issue HGC 150,000 shares of common stock as a commitment fee. The Company recorded a debt discount of $76,735 including $21,000 of BCF and amortization expense of $45,390 for the year ended December 31, 2020. As of December 31, 2021, the balance on the note, net of unamortized discount of $31,345 was $178,655.

 On November 2, 2020, the Company entered into a Convertible Promissory Note with Firstfire Global Opportunities Fund ("FFO") in the aggregate principal amount of $550,000 with a $50,000 original issue discount due to FFO. The note bears interest at 10% per annum and may be converted, after 180 days from issue date into common shares of the Company's common stock at a conversion price of $0.20. The Company also agreed to issue FFO 450,000 shares of common stock as a commitment fee and pay FFO’s legal fees of $50,000. The agreement contains price protection, in the event further issuances are below the conversion price of $0.20, the Company must have consent from the holder. The Company recorded a debt discount of $190,765 and amortization expense of $41,228 for the year ended December 31, 2020. As of December 31, 2021, the balance on the note, net of unamortized discount of $149,537 was $400,463

The Agreements contains customary representations and warranties and customary affirmative and negative covenants. These covenants include, among other things, certain limitations on the ability of the Company to: (i) pay dividends on its capital stock; (ii) make distributions in respect of its capital stock; (iii) acquire shares of capital stock; and, (iv) sell, lease or dispose of assets. Pursuant to the Agreements, the Holders are granted demand registration rights and pre-emptive rights as set forth in the Agreement. The Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) non-compliance with covenants thereunder, (iii) bankruptcy or insolvency (each, an “Event of Default”). Upon the occurrence of an Event of Default, a majority of the Holders may accelerate the maturity of the convertible notes.  As of the date of this report, these convertible notes are in default.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized capital of the Company consists of: 500,000,000 shares of common stock, par value $0.001 per share, 10,000,000 shares of preferred stock, par value $0.001 per share, and 2 shares of convertible preferred stock, par value $0.001, as of December 31, 2021.

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

Common Stock

For the year ended December 31, 2021, the Company issued 49,252,676 shares of common stock with fair values ranging from $0.21 - $1.39 per share and recognized stock-based compensation expense of $11,995,071

On May 10, 2020, the Company issued 16,640,040 shares of its common stock for the acquisition of certain intangible assets. (see Note 6).

On November 5, 2020, the Company issued 600,000 shares of its common stock, as a commitment fee for its Convertible Debt.

On December 7, 2020, the Company issued 1,143,000 shares of its common stock for cash, $156,818.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

On June 24, 2021 the Company was sued by Harbor Gates Capital, LLC (“Harbor Gates”) in the United States District Court for the Southern District of Florida, Civil Action No. 1:21cv22322 for default on a note. Harbor Gates alleges that on or about September 14, 2020 the Company issued to them a convertible note for $210,000 convertible into the Company’s common stock. The note was due within six months from the funding, and they alleged that the Company was in default. On March 4, 2022, a final Default Judgement was entered against the Company. The Company is planning to appeal this decision.

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

.

XTREME FIGHTING CHAMPIONSHIPS, INC.

FKA: DUKE MOUNTAIN RESOURCES, INC.

NOTES AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes of approximately $4,500,000 at December 31, 2021.

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

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2021	December 31, 2020
Net operating loss carryforward	$454,152		$454,152
Change in tax rate	—
Impairment of assets	$—	$
Valuation allowance	(454,152)		$(454,152)
Net deferred tax asset	$—		$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2020 and 2019, due to the uncertainty of realizing the deferred income tax assets.

NOTE 11 - SUBSEQUENT EVENTS

None