Form 10-K/A
period 2021-12-31
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2022-05-10
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2022
Common Stock, $0.001 par value	127,454,168

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes. None

EXPLANATORY NOTE

Unless the context requires otherwise, references to "we," "us," "our," and "XFCI," and the "Company" refer to XTREME FIGHTING CHAMPIONSHIPS, INC.

The Company has prepared this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on April 21, 2022 (the "Original 10-K") soley for the purpose of (i) reflecting that our financial statements are unaudited and (ii) correct some typo mistakes.

Except as described above, no changes have been made to the Original 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original 10-K.

Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

As of April 21, 2022, we had 2 shares of series AA preferred shares, par value $0.001, issued and outstanding held by approximately one stockholders of record.

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

Recent Events

None

Going Concern

The report of our independent registered public accounting firms that accompanies our unaudited consolidated financial statements for the year ended December 31, 2021, contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We had net cash used in operations of $500,000 during the year ended December 31, 2021. At December 31, 2020, we had working capital deficit of $1,187,287. Additionally, at December 31, 2021, we had an accumulated deficit of $37,719,964. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Results of Operations

Net Revenue. For the years ended December 31, 2021, and 2020, revenues generated were approximately $2,180,324 and $371,298, an increase of $1,809,026 or 487%. Revenues were derived primarily from sponsorship advertising during the fights.

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

Depreciation and amortization. Depreciation and amortization expenses were $1,906,683 for the year ended December 31, 2021, as compared to $1,159,977 for the year ended December 31, 2020, an increase of $746,706, or 64%..

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2021, we had a cash balance of $23,119 and working capital is a deficit of $1,187,287.

Our current assets at December 31, 2021 were $88,119 from $78,049, for December 31, 2020 or an increase of $10,070 or 12%. The increase included cash of $10,070.

Our current liabilities at December 31, 2021 increased to $1,275,065 from $775,406 or an increase of $500,000 or 64%, from December 31, 2020. The increase is comprised of increases in; convertible debt of $500,000.

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

Investing Activities

Net cash flows used in investing activities were $0 and $78,999 for the years ended December 31, 2021, and 2020, respectively. For the year ended December 31, 2020, we purchased property and equipment of $13,999 and gave advances to a related party of $65,000.

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

(1) In determining the percent of common stock beneficially owned by a person or entity, (a) the numerator is the number of shares beneficially owned by such person or entity, including shares which may be acquired by that person within 60 days of April 12, 2022, upon the conversion of Preferred Series AA, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 12, 2022 (117454168 shares), and (ii) the total number of shares that the beneficial owner may acquire within 60 days of September 1, 2021 upon exercise of Preferred Series AA, (93,963,334 shares).

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
Unaudited

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

XTREME FIGHTING CHAMPIONSHIPS, INC.
FKA: DUKE MOUNTAIN RESOURCES, IMC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

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
Unaudited

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

The accompanying notes are an integral part of these financial statements

XTREME FIGHTING CHAMPIONSHIPS, INC.
FNA DUKE MOUNTAIN RESOURCES, INC.
STATEMENTS OF CASH FLOWS
Unaudited

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