Form 10-Q
period 2022-03-31
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2022-05-23
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 333-140177

XTREME FIGHTING CHAMPIONSHIPS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0503336
(State or other jurisdiction of incorporation or organization)	(I,R.S. Employer Identification No.)

495 Grand Boulevard, Unit 206
Miramar Beach, FL	32550
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,243,073 shares of common stock as of May 23, 2022.

PART 1 FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2022

C O N T E N T S

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$587	$23,119
Due from Related Party	65,000	65,000

TOTAL CURRENT ASSETS	65,587	88,119

Property and Equipment, net	6,611	7,778
Intangible assets- net	9,876,461	10,351,891

TOTAL ASSETS	$9,948,659	$10,447,788
`
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,331	$37,331
Due to related party	17,421	17,070
Convertible debt, net of discount, unamortized	1,079,118	1,079,118
Stock subscription payable	17,987	17,987
Unearned revenue	123,900	123,900

TOTAL CURRENT LIABILITIES	1,275,757	1,275,406

TOTAL LIABILITIES	1,275,757	1,275,406

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock- $0.001 par value, 2 shares authorized
shares authorized: 2 shares issued and
outstanding	1	1
Common stock- $0.001 par value, 500,000,000
shares authorized: 77,243,073 shares
issued and outstanding,	77,243	77,243
Additional paid-in capital	46,815,102	46,815,102
Accumulated deficit	(38,219,444)	(37,719,964)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,672,902	9,172,382

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$9,948,659	$10,447,788

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenues, net	$68,000	$36,270

Total revenues	68,000	36,270

Operating expenses:
General and administration	90,883	622,302
Depreciation and amortization	476,597	289,994
Total operating expenses	567,480	912,296

Loss from operations	(499,480)	(876,026)

Other income (expense)
Gain on debt forgiveness	—	—
Interest expense	—	(11,003)
Interest income	—	—
Total other income (expense)	—	(11,003)

Net income (loss)	$(499,480)	$(887,029)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding	77,243,073	99,815,715

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2022
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	2	$1	77,243,073	$77,243	$46,815,102	$(37,719,964)	$9,172,382

Net loss	—	—	—	—	—	(499,480)	(499,480)

Balance, March 31, 2022	2	$1	77,243,073	$77,243	$46,815,102	$(38,219,444)	$8,672,902

Balance, December 31, 2020	2	1	99,815,716	$99,816	$46,715,387	$(35,246,505)	$11,568,698

Net loss	—	—	—	—	—	(200)	(200)

Balance, March 31, 2021	2	$1	99,815,716	$99,816	$46,715,387	$(35,246,705)	$11,568,498

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(499,480)	$(887,029)
Adjustments to reconcile net income (loss) to net
Stock based compensation
Depreciation and Amortization	476,598	289,994
Changes in operating assets and liabilities
Accounts payable and accrued expenses	—	12,649
Related party loan	350	—
Unearned revenue	—	576,586

Net Cash Used in Operating Activities	(22,532)	(7,800)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by (Used in) Financing Activities	—	—

Increase (decrease) in cash	(22,532)	(7,800)

Cash, beginning of period	23,119	13,049

Cash, end of period	587	5,249

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVTIES:
Shares issued for acquisition of intangible assets	$—	$—

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the period ended March 31, 2022.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the period ended March 31, 2022.

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

The Company's financial instruments consist of cash accounts payable and convertible notes. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of March 31, 2022.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On March 31, 2022, the Company had an accumulated deficit of $38,219,444, and a negative working capital of $1,210,170 and net loss of $499,480 during the period ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

None

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

RESULTS OF OPERATIOMS

Working Capital

	March 31,	December 31,
	2022	2021

Current Assets	$65,587	$88,149
Current Liabilities	1,275,757	1,274,406
Working Capital (Deficit)	$(1,210,170)	$(1,187,287)

Cash Flows

	March 31,	March 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(22,532)	$(7,800)
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$(22,532)	$(7,800)

Operating Revenues

We have generated revenues of $68,000 for the three months ended March 31, 2022 and $36,270 for the three months ended March 31, 2021.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2022, were $587,480 compared with $912,296 for the three months ended March 31, 2021. Operating expenses for the three months ended March 31, 2022, consisted of general and administrative expenses of $90,883 for the three months ended March 31, 2022 compared to $622,302 for the three months ended March 31, 2021 and depreciation and amortization expenses of $476,597 for the three months ended March 31, 2022 compared to $289,994 for the three months ended March 31, 2021.

Other income (expense) for the three months ended March 31, 2022 were $0 compared with ($11,003) for the three months ended June 30, 2020. Other income (expense) for the three months ended March 31, 2022 consisted of interest expense of $0 compared to $11,003 for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company recorded a net loss of ($499,480) compared with net loss of ($887,029) for the three months ended March 31, 2021.

Liquidity and Capital Resources

As at March 31, 2022, the Company's cash balance was $587 compared to cash balance of $23,119 at December 31, 2021. As of March 31, 2022, the Company's total assets were $9,948,659 compared to total assets of $10,447,788 as at December 31, 2021.

As of March 31, 2022, the Company had total liabilities of $1,275,757 compared with total liabilities of $1,275,406 as at December 31, 2021. Liabilities for the three months ended March 31, 2022 consisted of accounts payable and accrued expenses of $37,331 compared to $37,331 for the year ended December 31, 2021, due to related party of $17,421 compared to $17,070 as of December 31, 2021; convertible debt, net of discount of $1,079,118 compared to $1,079,118 as of December 31, 2021; and stock subscription payable of $17,987 compared to $17,987 as of December 31, 2021.

Cashflow from Operating Activities

During the three months ended March 31, 2022, the Company used ($22,532) of cash for operating activities compared to the use of ($7,800) of cash for operating activities during the three months ended March 31, 2021.

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

As of the date of this Annual Report, management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2021, the company issued Eastern Dutch Enterprises, Ltd. (“EDE”) 7,000,264 shares of common stock to engage EDE for its services as advertising agent. No cash was distributed in this transaction.

On January 12, 2021, the company sold 400,000 shares of its common stock to JW Financial, LLC. The shares were solder the market price $0.14. The cash from the sale of the stock was used in the company’s daily operations. The shares were issued under an exemption from registration, exemption 4(a)(2) of the 1933 Securities Act.

On January 21, 2021, the company issued 105,000 shares of its common stock to Mark Hamilton for his services as the lead camera director of the company’s first fight event. No cash was distributed in this transaction. The shares were issued under an exemption from registration, exemption 4(a)(2) of the 1933 Securities Act.

On January 21, 2021, the company issued 40,000 shares of its common stock to Greg Kessler for his services as the editor its filmed first fight event. No cash was distributed in this transaction. The shares were issued under an exemption from registration, exemption 4(a)(2) of the 1933 Securities Act.

On February 17, 2021, the company issued Eastern Dutch Enterprises, Ltd. (“EDE”) 10,000,000 shares of common stock to engage EDE for its services as advertising agent for a two year and six-month period starting in 2022. No cash was distributed in this transaction. The shares were issued under an exemption from registration, exemption 4(a)(2) of the 1933 Securities Act.

On March 4, 2021 the company sold JW Financial 439,413 shares of its common stock at the market price of $0.18. The cash from the sale of the stock was used in the company’s daily operations. The shares were issued under an exemption from registration, exemption 4(a)(2) of the 1933 Securities Act.

On March 4, 2021, the company issued shares of its common stock to certain fighters who fought in its televised three hour fight event called XFC 43. Each fighter was paid their agreed upon purse after each fight. In addition the cash purse distributed by the company. The company determined to issue shares of its common stock to each of the fighters in the event as a bonus. The name of the fighters and the amount off shares of stock they were issued are below. The shares were issued under an exemption from registration, exemption 4(a)(2) of the 1933 Securities Act.

Andre Soukhathath	32,000
Danielle Taylor	3,000
Jarel Askew	1,000
Kurt Holobaugh	3,000
Enzo Perez Rensoli	1,000
D’juan Owens	1,000
Spencer Jebb	1,000
Jose Caceres	1,000
Larue Burley	3,000
Ryan Dickson	13,000
Luis Navarro	3,000
Guilherme FariaDe Souza	26,000
Jessica Aguilar	20,000
Kenneth Cross	12,000
Joziro Boye	1,000
Austin Bashi	3,000
Scott Hudson	3,000
Carson Hardman	3,000
Robert Nash	13,000
Thomas Patrick O’Connor	3,000
Jesus Alejandro Sanchez Verdin	1,000
Michael Hill	1,000
Nicholas Lee Horton	1,000
Steven Newell	1,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

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

Dated: May 23, 2022	Duke Mountain Resources, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: May 23, 2022	Duke Mountain Resources, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer