Form 10-Q
period 2022-06-30
XTREME FIGHTING CHAMPIONSHIPS, INC.
filed 2022-08-23
CIK 1379043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,243,073 shares of common stock as of August 21, 2022.

PART 1 FINANCIAL STATEMENTS

XTREME FIGHTING CHAMPIONSHIPS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2022

C O N T E N T S

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$(40)	$23,119
Due from Related Party	65,000	65,000

TOTAL CURRENT ASSETS	64,960	88,119

Property and Equipment, net	5,278	7,778
Intangible assets- net	9,461,983	10,351,891

TOTAL ASSETS	$9,532,221	$10,447,788
`
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,331	$37,331
Due to related party	22,920	17,070
Convertible debt, net of discount, unamortized	1,090,121	1,079,118
Stock subscription payable	17,987	17,987
Unearned revenue	123,900	123,900

TOTAL CURRENT LIABILITIES	1,292,259	1,275,406

TOTAL LIABILITIES	1,292,259	1,275,406

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock- $0.001 par value, 2 shares authorized
shares authorized: 2 and 0 shares issued and
outstanding, respectively	1	1
Common stock- $0.001 par value, 100,000,000
shares authorized: 77,243,073 and 77,243,073 shares
and outstanding, respectively	77,243	77,243
Additional paid-in capital	46,815,102	46,815,102
Accumulated deficit	(38,652,384)	(37,719,964)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,239,962	9,172,382

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$9,532,221	$10,447,788
The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues, net	$—	$315	$68,000	$36,598

Total revenues	$—	315	68,000	36,598

Operating expenses:
General and administration	6,056	285,801	97,009	908,103
Depreciation and amortization	415,881	289,994	892,408	579,988
Total operating expenses	421,937	575,795	989,417	1,488,091

Loss from operations	(421,937)	(575,480)	(921,417)	(1,451,493)

Other income (expense)
Gain on debt forgiveness	—	—	—	—
Interest expense	(11,003)	—	(11,003)	(22,006)
Interest income	—	11,003	—	—
Total other income (expense)	(11,003)	11,003	(11,003)	(22,006)

Net income (loss)	$(432,940)	$(564,477)	$(932,420)	$(1,473,499)

Net loss per share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	77,243,073	144,362,797	77,243,073	144,362,797

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2022
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	2	1	77,243,073	$77,243	$46,815,102	$(37,719,964)	$9,172,382

Net loss	—	—	—	—	—	(499,480)	(499,480)

Balance, March 31, 2022	2	1	77,243,073	77,243	46,815,102	(38,219,444)	8,672,902

Net loss	—	—	—	—	—	(432,940)	(432,940)

Balance, June 30, 2022	2	1	77,243,073	$77,243	$46,815,102	$(38,652,384)	$8,239,962

Balance, December 31, 2020	2	1	99,815,716	$99,816	$46,715,387	$(35,246,505)	$11,568,699

Net loss	—	—	—	—	—	(887,029)	(887,029)

Balance, March 31, 2021	2	1	99,815,716	99,816	46,715,387	(36,133,534)	10,681,670

Net loss	—	—	—	—	—	(586,483)	(586,483)

Balance, June 30, 2021	2	$1	99,815,716	$99,816	$46,715,387	$(36,720,017)	$10,095,187

The accompanying notes are an integral part of these consolidated financial statements.

XTREME FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(932,420)	$(1,473,499)
Adjustments to reconcile net income (loss) to net
Stock based compensation	—	84,344
Depreciation and Amortization	892,408	579,988
Changes in operating assets and liabilities
Accounts payable and accrued expenses	—	11,732
Convertible debt, net of discount, unamortized	11,003	—
Related party loan	5,850
Unearned revenue		785,486

Net Cash Used in Operating Activities	(23,159)	(11,949)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by (Used in) Financing Activities	—	—

Increase (decrease) in cash	(23,159)	(11,949)

Cash, beginning of period	23,119	13,049

Cash, end of period	(40)	1,100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Shares issued for acquisition of intangible assets	$—	$—

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

On December 17, 2020, the Company changed its name to Xtreme Fighting Championships, Inc.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. There was no impairment loss recognized during the period ended June 30, 2022.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the period ended June 30, 2022.

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

The Company's financial instruments consist of cash accounts payable and convertible notes.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. The Company has no financial assets or liabilities that are measured on a recurring basis as of June 30, 2022.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. On June 30, 2021, the Company had an accumulated deficit of $38,652,384, negative working capital of $1,227,299 and net loss of $932,420 during the period ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. The consolidated financial statements do not include any adjustments relating to classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2020.

RESULTS OF OPERATIOMS

Working Capital

	June 30,	December 31,
	2022	2021

Current Assets	$64,960	$88,119
Current Liabilities	1,292,259	1,275,406
Working Capital (Deficit)	$(1,227,299)	$(1,187,287)

Cash Flows

	June 30,	June 30,
	2022	2021

Cash Flows from (used in) Operating Activities	$(23,159)	$(11,949)
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$(23,159)	$(11,949)

Operating Revenues

We have generated revenues of $0 for the three months ended June 30, 2022 and $315 for the three months ended June 30, 2021. We have generated revenues of $68,000 for the six months ended June 30, 2022 and $36,598 for the six months ended June 30, 2021.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2022 were $421,937 compared with $575,795 for the three months ended June 30, 2021. Operating expenses for the three months ended June 30, 2022 consisted of general and administrative expenses of $6,056 for the three months ended June 30, 2022 compared to $285,801 for the three months ended June 30, 2021 and amortization expenses of $415,881 for the three months ended June 30, 2022 compared to $289.994 for the three months ended June 30, 2021.

Operating expenses for the six months ended June 30, 2022 were $989,417 compared with $1,488,091 for the six months ended June 30, 2021. Operating expenses for the six months ended June 30, 2022 consisted of general and administrative expenses of $97,009 for the six months ended June 30, 2022 compared to $908,103 for the six months ended June 30, 2021 and amortization expenses of $892,408 for the six months ended June 30, 2021 compared to $579.988 for the six months ended June 30, 2021.

Other income (expense) for the three months ended June 30, 2022 were $11,003 compared with $11,003 for the three months ended June 30, 2021. Other income (expense) for the three months ended June 30, 2022 consisted of interest expense of $11,003 compared to $11,003 for the three months ended June 30, 2021.

Other income (expense) for the six months ended June 30, 2022 were $11,003 compared with $22,006 for the six months ended June 30, 2021. Other income (expense) for the six months ended June 30, 2022 consisted of interest expense of $11,003 compared to $22,006 for the six months ended June 30, 2021.

During the three months ended June 30, 2022, the Company recorded a net loss of ($432,940) compared with net loss of ($564,477) for the three months ended June 30, 2021.

During the six months ended June 30, 2022, the Company recorded a net loss of ($932,420) compared with net loss of ($1,473,499) for the three months ended June 30, 2021.

Liquidity and Capital Resources

As at June 30, 2022, the Company's cash balance was ($40) compared to cash balance of $23,119 at December 31, 2021. As of June 30, 2022, the Company's total assets were $9,532,221 compared to total assets of $10,447,788 as at December 31, 2021.

As of June 30, 2022, the Company had total liabilities of $1,292,259 compared with total liabilities of $1,275,406 as at December 31, 2021. Liabilities for the six months ended June 30, 2022 consisted of accounts payable and accrued expenses of $37,331 compared to $37,331 for the year ended December 31, 2021, due to related party of $22,920 compared to $17,070 as of December 31, 2021; convertible debt, net of discount of $1,090,121 compared to $1,079,118 as of December 31, 2021; stock subscription payable of $17,987 compared to $17,987 as of December 31, 2021; and unearned revenues of $123,900 compared to $123,900 as December 31, 2021.

Cashflow from Operating Activities

During the six months ended June 30, 2022 the Company used ($23,159) of cash for operating activities compared to the use of ($11,949) of cash for operating activities during the six months ended June 30, 2021.

Cashflow from Financing Activities

During the six months ended June 30, 2022 the Company received cash from financing activities of $0 as compared to $0 for the six months ended June 30, 2021.

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

Dated: August 22, 2022	Duke Mountain Resources, Inc.

By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Executive Officer

Dated: August 22, 2022	Duke Mountain Resources, Inc.
By: /s/Steve A. Smith, Jr.
Steve A. Smith, Jr., Chief Financial Officer